Form 10-K
period 1999-12-31
EBENX INC
filed 2000-03-28
CIK 1095825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-K

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from  to

                         Commission File No. 333-87985

                                  eBenX, Inc.

                                                       41-1758843
               Minnesota                             (IRS Employer
    (State or other jurisdiction of              Identification Number)
     incorporation or organization)

                               ----------------

                       5500 Wayzata Boulevard, Suite 500
                          Minneapolis, Minnesota 55416
                    (Address of principal executive offices)

                        Telephone Number: (612) 525-2700

                               ----------------

        Securities Registered pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]No [_]

   The aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2000 (based upon the last reported sale price on The Nasdaq National Market as of such date) was $400,841,413.

   As of March 1, 2000 there were 16,091,137 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Proxy Statement for its May 25, 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                 PART I
Business.................................................................    1
Properties...............................................................   13
Legal Proceedings........................................................   13
Submission of Matters to a Vote of Security Holders......................   13
                                 PART II
Market for Registant's Common Equity and Related Stockholder Matters.....   13
Selected Consolidated Financial Data.....................................   14
Management's Discussion and Analysis of Financial Condition and Results
 of Operations...........................................................   15
Quantitative and Qualitative Disclosures about Market Risk...............   27
Financial Statements and Supplementary Data..............................   28
Changes in and Disagreements with Accountants on Accounting and Financial
 Disclosure..............................................................   43
                                PART III
Directors and Executive Officers of the Registrant.......................   43
Executive Compensation...................................................   43
Security Ownership of Certain Beneficial Owners and Management...........   43
Certain Relationships and Related Transactions...........................   43
                                 PART IV
Exhibits, Financial Statement Schedules and Reports on Form 8-K..........   43

FORWARD-LOOKING STATEMENTS

   This document includes forward-looking statements based on our current expectations and projections about future events. These statements are subject to risks, uncertainties and assumptions about us, including, among other things:

  .  uncertainty of our future operating results;

  . delays or losses of sales due to long sales and implementation cycles for our services;

  .  actions of our competitors; and

  .  other factors discussed under "Risks Related to Our Business."

                                     PART I

Item 1. Business

Overview

   We provide business-to-business e-commerce solutions to employers and health plans for the procurement of group health insurance. Our group health insurance exchange provides an end-to-end solution for all aspects of the procurement process, from request for proposal through premium payment. Our solution encompasses the assessment of health plans for employers, as well as a streamlined channel for the quoting, rating and selection of new and renewal group health insurance by employers and health plans. Our enrollment capabilities provide employees with the ability to make health plan choices and enroll online. Our Web-enabled, high volume rules-based interfaces allow employers and health plans to exchange eligibility information throughout the benefit year, and to complete premium billings and payments on a regular basis. The result is reduced administrative and health care costs for employers, reduced administrative costs for health plans, and more choice, convenience and improved service for employees and their dependents.

Group Health Insurance Benefits

General Industry Background

   Health care expenditures in the United States totaled more than $1.1 trillion in 1997 and are expected to nearly double by 2007. More than half of the U.S. population currently receives group health insurance benefits through their employers. In 1998, the group health insurance benefits market generated more than $600 billion in services and payments between the two trading partners, employers and health plans.

   Employers can be segmented into three categories:

  . large employers, such as Fortune 1000 companies and federal, state and local governments;

  . mid-size employers, generally defined as those with 50 to 5,000 employees; and

  .  small employers with less than 50 employees.

   In 1998, the average annual cost of providing coverage for active and retired workers was approximately $4,168 per employee. This average cost increased by approximately 7.3% in 1999. In 1998, on average, each active employee contributed approximately 25% of this amount through payroll deductions and co-payments.

   Broadly characterized, health plans consist of any organization that reimburses physicians, hospitals, pharmacies and other direct providers of health care. These organizations include:

  .  health maintenance organizations;

  .  preferred provider organizations;

  .  point of service plans;

  .  indemnity carriers;

  .  third party administrators; and

  .  pharmacy benefit managers.

   Prior to the 1980s, employers typically purchased health benefits through a single third-party administrator or national indemnity insurance carrier. The growth of managed care in the 1980s and 1990s provided an increasing number of employers with the ability to purchase coverage for their employees through local and regional health plans. In the United States there are more than 700 licensed HMOs alone. With the proliferation of new types of plans and payers, we estimate that each Fortune 500 employer contracts with an average of 30 different plans today.

Purchasing, Eligibility Administration and Premium Payment Process

   The procurement process encompasses purchasing, eligibility administration and premium payment. It connects employers and health plans, and is currently complex, cumbersome, expensive and highly inefficient. In particular, the financing arrangements are extremely variable and complicated, making administration difficult. In general, health plans either charge employers based on the number of projected enrolled employees and their projected actuarial risk or, alternatively, pay providers on behalf of the employer and then are reimbursed by the employer. Depending on the financing arrangements, an individual employer may be subject to multiple administrative arrangements from multiple health plans.

   The purchasing, eligibility administration and premium payment process consists of two basic components commonly referred to as the "front-end" and "back-end" processes.

Front-end

   The front-end process refers to the selection of various health plans by an employer, the communication of health plan information to employees, and the collection and ongoing maintenance of enrollment and eligibility data.

   Health plan selection. Employers annually solicit rate quotes from health plans and then select which plans will be made available to their employees. Employers may choose as few as one health plan, or as many as 150 or more, depending on the employers' geographic locations and desire to offer health plan choices. Large and mid-size employers usually offer multiple health plans to provide greater choice, geographic coverage and access to specialized services for their employees. Employers choose various financing mechanisms depending on the level of risk they wish to retain. Financing mechanisms include self funded, fully insured, partially insured, or a combination of all three. Benefit managers of large employers usually are supported by consultants when making these decisions, while benefit managers of mid-size employers generally rely on brokers.

   Communication of health plan information to employees. Employers annually provide information to employees regarding available health plans and the material features of each plan. The process entails distribution of printed materials, mailings and other manual, paper-based communications at an average cost of $8 to $12 per employee. Due to the continuous changes in the list of providers utilized by health plans, printed materials usually are outdated by the time of delivery.

   Collection of enrollment and eligibility information. Employees enroll in one of the available health plans during an annual open enrollment period. Employers collect enrollment and eligibility data using a wide variety of methods, including paper forms, telephone-based systems and Web-based self-service enrollment systems. Enrollment data includes information on the employee's health plan choice and primary care provider. Eligibility information is basic information about the employee and his or her dependent(s), such as name, address, date of birth, Social Security number, employment code, benefit status, coverage level and eligibility period.

   Ongoing member management. In addition to collecting annual enrollment and eligibility information, employers need to obtain and communicate daily life event changes that affect coverage status. These changes include employee marriages, divorces, births and address changes, as well as career events such as new hires, terminations and movements from hourly to salaried status. No other benefit offered by employers requires as high a level of information collection and continuous monitoring and modification as group health insurance, because it is the only benefit that must maintain and store precise family history.

Back-end

   While the front-end process focuses on communication of information between employers and employees, the back-end process focuses on managing and storing eligibility and financial data for communication with health plans and reconciliation of payments.

   Enrollment and eligibility data management. Once enrollment and eligibility data is collected, employers undertake a cumbersome process to authenticate, edit, categorize and organize the data. This process requires the ongoing classification of employees by employment status, such as active, retired, surviving spouse, student and eligible to receive benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), in order to accommodate diverse collection and payment processes for each category. This data management is critical to accurate billing and reconciling of payments between an employer and its health plans.

   Eligibility data distribution. Eligibility data should be transferred on a daily or weekly basis from employers to health plans to ensure accuracy. Typically, however, this data is transferred less frequently and with little assurance of correct interpretation. At best, it is communicated electronically between legacy systems and, at worst, via hard copy data entry. This eligibility data is required when employees and dependents present themselves to physicians and other health care service providers. Providers must obtain eligibility information via telephone or computer from patients' health plans prior to rendering services.

   Billing, reconciliation and settlement. Health plans bill employers on a weekly or monthly basis based on either enrollment numbers and quoted rates or on claims paid. We believe, based on our experience, that employers initially pay these multiple paper bills without auditing them, and later manually reconcile the number of enrolled employees and their eligibility status using internal data. The health plans' data and the employers' data are rarely the same because of data discrepancies and delays in transfer and billing cycles. Ongoing payment disputes are common.

Factors influencing the marketplace and related issues

   The purchasing, eligibility administration and premium payment process is encumbered by inefficient procedures for rate setting, gathering and transferring data and executing payment transactions. These inefficiencies, together with other factors unique to health care delivery, result in the following significant challenges:

   Fragmented employers and health plans. There are more than 30,000 large and mid-sized employers in the United States, many of which have broadly dispersed employees often located in multiple sites. In contrast, there are over 700 independent HMOs in the United States today, which generally operate in a single or limited geographic area. Employers must often contract with multiple health plans to provide complete geographic coverage for all of their employees.

   Increasing group health insurance costs. Health care costs are expected to increase by 10% to 12% in 2000. As the average cost of employee and retiree health care increases, employers will seek more cost-effective health insurance solutions and demand a more competitive bidding process when selecting health plans. Employers will want the ability to switch health plans when necessary, and shift more costs to their employees.

   Complex data management. Health plans collect complex, detailed and dynamic data in varying formats from multiple employers. Conversely, employers must distribute this data in varying formats to multiple health plans. A failure to accurately update eligibility and financial data in a timely fashion may result in additional administrative costs and financial reconciliation problems and can lead to the wrongful denial of health care services.

   Varied data formats. Eligibility and financial data formats vary considerably throughout the health care industry and typically are unique to each particular employer and health plan. The collection, storage and transmission of this data remains a labor-intensive, paper-based and error-prone process. As a result, most health plans are unable to frequently update this data. Some efforts have been made to develop a common standard. However, these standards do not meet the complex needs of multiple purchasers and have not been widely accepted.

   Varied systems platforms. Most employers use their own unique human resource information systems and other benefit and payroll-related systems to communicate with multiple health plans. Health plans, in turn, rely on their own unique legacy systems. Often, within a single employer or health plan, there are several systems for collecting and storing data that cannot communicate with one another. The unique code data rules, syntax and semantics of these systems require substantial information technology resources in order to interface with other internal and external systems.

   Inefficient pricing, billing, reconciliation and settlement processes. Employers obtain rate quotes from health plans based on the estimated risk of their employee population. Differing plan designs and underwriting methodologies make it difficult to compare rates. Employers receive bills from each of their health plans in different formats and, in some cases, for different coverage periods. These bills are calculated using data provided by health plans. If a plan is late in recognizing an employee's termination, the employer must perform an audit to determine this. The number of health plans and the diversity of the payment arrangements can make this an arduous task. Inaccurate payments require significant manual intervention by employers and health plans to reconcile accounts.

   Brokers have limited transaction processing capability. In the mid-size employer market, employers and health plans trade primarily through brokers. Since brokers generally do not have the capital to develop electronic purchasing, administration and payment systems, this process remains labor-intensive, paper-based and highly inefficient. Brokers need to respond to the demand for business-to-business e-commerce solutions or risk being disintermediated.

   Added complexity caused by government regulation. Numerous federal, state and local laws and regulations govern the health care industry. These laws and regulations change frequently. In recent years, the responsibilities of employers to provide their employees with access to health care increased significantly. In particular, COBRA and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") added substantial burdens to employers administering employee health insurance benefits. The proposed legislation covering the patients' bill of rights includes a provision that may put health plans and employers at greater risk of litigation. We believe this may have the effect of pushing employers toward a defined contribution and voucher-based approach to their employees' health insurance.

Opportunity for Business-to-Business E-Commerce Solutions for Group Health Insurance

   The Internet's ubiquitous nature, low cost and scalability has created new opportunities for conducting commerce. The widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business e-commerce that enables organizations to streamline complex processes, lower costs and improve productivity. It is projected that e-commerce will grow from $50 billion in revenue in 1998 to $1.3 trillion in 2003, and business-to-business e-commerce will account for more than 74% of the value of e-commerce in the United States in 2003.

   Group health insurance purchasing, eligibility administration and premium payment transactions are ideally suited to be conducted over the Internet because most of these transactions are information-based and do not require delivery of durable goods at the point of service or payment. However, unlike other e-commerce opportunities, such as purchasing books or individual insurance, group health insurance transactions involve complex pricing and product presentation, as well as ongoing data management among multiple organizations.

   We believe that business-to-business e-commerce technology solutions in this market will require the following Internet-enabled components:

   Front-end procurement and enrollment:

  . Bid and quote systems that enable employers or their advisors to present requests for bids to health plans, and for health plans to respond with proposals and rates; and

  . annual and ongoing enrollment update tools that accommodate enrollment in numerous health plans, and content engines that provide plan descriptions, provider networks and rate information.

   Back-end eligibility and financial exchange:

  . exchange systems that translate eligibility and financial information between trading partners and execute payment transactions with all applicable parties.

   Currently there are numerous front-end Internet-based solutions that support enrollment primarily in the large employer market. However, we believe true e-commerce can exist only if there is seamless end-to-end integration of the front- and back-end processes. We historically have focused on developing our proprietary back-end eligibility and financial data exchange platform which we are coupling with front-end applications. As a result, we can provide a fully integrated end-to-end group health insurance e-commerce solution.

Our Solution

   We provide business-to-business e-commerce solutions for the purchase, eligibility administration and premium payment of group health insurance. Our purchasing, enrollment, eligibility and financial exchange addresses both front- and back-end e-commerce requirements. During the first six years of operation, we focused on eligibility data and financial management capabilities and on building custom, rules-based interfaces between employers, such as PepsiCo, Bell Atlantic, Northwest Airlines, GE Capital, Promus Hotels and
R.R. Donnelley, and the United States' largest regional and local health plans. This effort resulted in connectivity to health plans that collectively serve approximately 85% of the managed care enrollment in the United States.

   In 1999, we began to interface with multiple front-end human resource systems and service providers, including those offered by Healtheon, PricewaterhouseCoopers and Watson Wyatt. We deliver our end-to-end business-to-business e-commerce solution for group health insurance through this front-end/back-end continuity. We also began to expand our services to the mid-sized employer market.

Value Proposition to Trading Partners

   Our solution provides value to the trading partners through the collection, management and storage of employee enrollment, eligibility and financial data and the ongoing transmission of this data to health plans. Additionally, we manage and execute the reconciling of payments between trading partners.

   For employers, our e-commerce solution:

  . streamlines the enrollment process by moving it from paper or telephone voice response systems to self-service Internet applications;

  . reduces administrative costs associated with disseminating basic health plan information to employees, the enrollment transaction, and the management and transfer of data among parties;

  . shifts the employer's responsibility to us for transmitting accurate enrollment and eligibility information to a variety of health plans and gives all trading partners access to real time eligibility via Web-enabled tools;

  . eliminates the traditional paper-based and labor-intensive payment reconciling process used by both trading partners and delivers automated, accurate and retroactively-adjusted payments to health plans;

  . allows more choice of plans by lowering the barriers to entry for health plans thereby significantly reducing the cost of switching between competing health plans;

  . reduces the cost of procuring health benefits by increasing health plan competition in the bidding process; and

  . increases the ability to attract and retain employees through more diverse benefit offerings.

   For health plans, our e-commerce solution:

  . improves timeliness and accuracy while lowering the cost of receiving eligibility and financial data;

  . reduces the administrative burden associated with receiving eligibility and financial data;

  . provides improved customer service and provider claims adjudication through 24 hour, seven day a week Web-enabled access to employers' eligibility and financial data;

  . reduces distribution costs for the delivery of health plan information to employees; and

  . opens new channels for them to distribute products and services over the Web.

   For group health insurance brokers, our e-commerce solution:

  .  allows access to technology without significant capital expense;

  . moves services from a paper process to a more efficient Web-based solution;

  . allows them to more easily offer multiple health plans to employer clients;

  .  provides significant differentiation from competing brokers; and

  . allows them to retain a service position in a disintermediating marketplace by increasing customer retention and market share.

   For employees, our e-commerce solution:

  . provides more opportunity for choice of plans and, through more competitive pricing, lower costs;

  .  provides convenient Web-based enrollment and plan information; and

  . improves access to services by reducing eligibility data errors through the more timely and accurate transmission of eligibility data to health plans, which in turn transmit the data to doctors and other health care providers.

Exchange Services

   Since 1993, we have serviced the back-end eligibility and financial exchange requirements of our large employer customers using our proprietary BEN-NET(TM) technology platform. This platform provides a connective infrastructure and neutral eligibility and financial data exchange mechanism. Due to our representation of these large employers, health plans have supported our efforts to build these rules-based interfaces with their legacy systems.

   We are able to receive complex, dynamic data from employers and translate and communicate it to fragmented health plans. Our core eligibility data and financial exchange technology incorporates the business rules of each relevant trading partner, as well as the format translations needed to automatically reconcile and pay bills. Our solution creates a standard for group health connectivity without causing employers or health plans to make major changes to their disparate legacy systems. Our technology enables the employer to send data using its rules structure, in any format and via the media the employer chooses. Once received, our system edits and translates the data into a standard format. To facilitate connectivity to the health plans, our system then translates that data into a format compatible with the individual health plan's systems. The translated information is transmitted in the medium acceptable to the health plan. The eligibility data stored on BEN-NET is more current than the data held by the health plans, allowing us to accurately bill the appropriate parties. This financial billing and reconciliation capability allows us to consolidate invoices for the employer and generate payment records to the health plans that are tied directly to the eligibility data flowing through our system.

   In 1999, we extended our suite of offerings to support the data management, communications and online transaction requirements for successful group health insurance e-commerce. We did this by working with front-end application providers and through internal development efforts. In 2000, our development activities will include an Internet-based tool that will provide employers and brokers or advisors with the ability to make employee coverage changes via the Web. In addition, we are creating an Internet-based census acquisition and proposal request tool to support the employer's competitive bidding process.

   We sell our products and services in selected packages designed to meet the needs of each customer. We currently do not plan to offer front-end services on a stand-alone basis.

   Revenues generated from our exchange services were $5,432,000, $7,742,000, $13,823,000 for December 31, 1997, 1998 and 1999, respectively.

Procurement Services

   We provide health benefit plan procurement services to a number of our large employer customers on a project basis. We assist and advise customers on selection of potential suppliers, preparation of requests for proposals, evaluation of proposals, and rate negotiations. Approximately 25 of our employees engage in delivering these services. Our principal customers for these services are General Electric, Eastman Kodak and Bell Atlantic. We view these activities as a complement to our exchange services. In addition, we gain valuable knowledge regarding market conditions and processes from providing these services. Revenues generated from our procurement services were $1,661,000, $2,380,000, $3,703,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Our Strategy

   Our objective is to be the leading Internet-based business-to-business e-commerce exchange for the purchase, eligibility administration and premium payment of group health insurance. Key elements to our strategy include the following:

   Offer end-to-end e-commerce solution. We will continue to offer an end-to-end e-commerce solution to the large and mid-size employer markets by interfacing with the front-end applications deployed by human resource information systems and record keeping service companies, as well as enrollment software companies. We will aggressively pursue relationships with front-end application providers to link our back-end eligibility and financial exchange services with their front-end applications. In addition, for the mid-market, we will deploy front-end services for procurement and enrollment that will be integrated into our exchange.

   Increase penetration of the large employer market. We will continue to market our services to large employers by demonstrating the administrative efficiencies, cost savings and participant satisfaction provided by our services. We now provide services to 20 of the approximately 1,500 U.S. employers with more than 5,000 employees, including PepsiCo, Bell Atlantic, Northwest Airlines, General Electric, Eastman Kodak, Chevron, Target and Georgia-Pacific. Substantial growth opportunities remain in the large employer market.

   Expand service offerings to existing large employer customers. We will continue to aggressively expand our service offerings to our existing large employer customers. We have successfully increased our revenues by expanding the level of services for most of our current large employer customers, and by providing services to additional divisions, subsidiaries and locations.

   Expand in the mid-size employer market. We intend to continue to penetrate the mid-size employer market by leveraging a standardized version of our technology through relationships with brokers and other advisors. Mid-size employers in the U.S. typically purchase group health insurance using brokers.

   Pursue key strategic relationships to further enhance our service offerings and employer base. We intend to pursue key strategic relationships with organizations that provide payroll, front-end enrollment, voluntary benefits and similar services. We believe that making strategic acquisitions and developing strategic alliances will enable us to enhance our service offerings and expand our employer base.

   Develop new products. We intend to use our market knowledge and experience to develop new products to fully leverage the market channels opened by the implementation of our technology. For example, we are working with partners to develop a prepackaged group health insurance solution designed to provide mid-size, multi-site, multi-state employers with rate quotes and access to health plans throughout the United States. We have identified several health plans that may be interested in forming strategic relationships for the development of this and other products and services. We also are in discussions with health plans regarding their use of our exchange to support their procurement process with employer customers and brokers. In addition, we are designing our technology to support the sophisticated data and financial reconciling requirements implicit in the post-enrollment risk-adjusted payments to health plans resulting from the defined contribution and voucher systems that may constitute a future health care system.

Customers

   The following is a list of our customers who provided 10% or more of our revenue during 1999.

   Bell Atlantic Corporation
   PepsiCo, Inc.

   The following is a representative list of our other major customers.

  Benefits Alliance, LLC                   Georgia-Pacific Corporation
  Blue Cross Blue Shield Association       KPMG LLP
  Eastman Kodak Company                    Northwest Airlines, Inc.
  GE Capital Services Corporation          Promus Hotel Corporation
  General Electric Company                 Target Corporation

Connected Health Plans

   The following is a representative list of the health plans to which we have built customized eligibility and financial data interfaces.

   Aetna, Inc. Plans                         Kaiser Foundation Health Plan
   Blue Cross/Blue Shield Plans              Merck-Medco
   CIGNA Health Plans, Inc.                  PacifiCare Health Systems
   Delta Dental Plans                        UnitedHealth Group Incorporated

Sales, Marketing and Business Development

   Our sales and marketing effort is organized according to our key targeted customer segments: large and mid-size employers. In addition, business development is focused on growing our large employer business through the creation of strategic relationships. Senior management plays an active role in our sales, marketing and business development efforts.

Large Employer Market

   Sales cycle. Due to the nature of our technology-based service offering, our typical sales cycle in the large employer market is four to six months and usually involves a competitive bidding process, which frequently starts with a request for proposal ("RFP") from the employer. Our sales process is somewhat seasonal because most large employers undergo the open enrollment process in the fall of each year. We obtain approximately 75% of our customer commitments during the months of February through May, with the intent of being integrated with the customer's system prior to the open enrollment period.

   Direct sales. We sell directly to the large employer market. As of March 1, 2000, we employed one senior vice president in charge of sales and marketing, supported by five sales people and two marketing assistants. In addition, a vice president and four procurement consultants spend a portion of their time cross selling exchange services to the large employer market.

   Strategic Alliances. We also are pursuing large employers through strategic alliances with organizations such as human resource service and systems companies. This effort, led by one of our co-founders, focuses on bringing additional employers to our exchange via these alliances. Human resource service and systems companies include payroll companies, consulting and record keeping companies and enterprise-wide system companies. Our services are intended to be offered as a component of the products and services available from these companies.

Mid-size Employer Market

   We utilize existing brokerage distribution systems to continue our penetration of the market of mid-size employers. As of March 1, 2000, we employed four senior staff members who are specifically focused on developing our sales and marketing efforts to brokers and other advisors. We intend to hire two additional marketing employees to assist them and to further develop this distribution network. We believe that emphasizing our collection and payment capabilities to interface with numerous health plans will be a critical factor in winning acceptance in this market.

Customer Support

   A high level of customer support is necessary to broaden the acceptance of our products and services. We provide a wide range of customer support services through our Internet-based tools, account managers, and customer service staff. Our Internet-based support services are available 24 hours a day, seven days a week. Our consolidated customer service center eliminates the need for employers to maintain numerous contact lists across benefit vendors in order to resolve enrollment, eligibility and billing issues. Each customer is provided with a telephone number for use regarding enrollment, eligibility, grievances and benefit clarification. In some cases, participants in our customers' benefit plans may access the service center. As of March 1, 2000, we had 70 employees in customer support and related functions.

Competition

   The market for health insurance administration services is intensely competitive, rapidly evolving and subject to sudden technological change. Many of our actual and potential competitors have announced or introduced solutions that compete, at least in part, with our products and services. We believe the principal competitive factors in this market are health and managed care expertise, data integration and transfer technology, health insurance administration technology, customer service and support, and price. Based on our experience, our products and services are competitive with respect to these factors, and we believe no other competitor can match our combination of Internet-based technology, rules-based interfaces and managed care expertise.

   We compete with administrative service providers and benefits consultants with administrative capabilities. We also compete with the internal information systems departments of the large employers that perform their own health insurance administration services. In the mid-size employer market, we compete with other technology solutions that serve the automation and administration needs of health benefit brokers and other advisors. In addition, many human resource service and systems companies have the health care expertise and financial strength to develop the technology necessary to compete with us. As the market evolves, we expect increasing competition from Internet-based service providers in both the health care connectivity market and the online insurance market. We believe our established and proven technology, as well as our knowledge of the health care market, provide us with the necessary capabilities to adapt to the evolving market and increasing competition.

Systems and Technology

Primary Information Systems

   Historically, our services have been delivered using our proprietary BEN-NET(TM) technology as the core eligibility and financial exchange engine. BEN-NET was originally designed and implemented in 1994 to serve two distinct customer bases: large employers and health insurance purchasing coalitions. Though the latter market never fully developed, the business requirements and attendant system capabilities, such as our ability to update, transmit and permanently store eligibility data at both the employee and dependent level, have provided additional benefit to our customers. We have incorporated a number of enhancements to BEN-NET in subsequent major releases.

   BEN-NET and its fully integrated attendant applications are delivered using a multi-tier information system comprised of multiple midrange servers, PCs and workstations. The midrange servers, Sun Enterprise Servers running Sun's Solaris Unix operating system, are used to provide middle-tier application component logic and as a platform for our relational database management system. The component approach, used and extended in the last major release of BEN-NET, positions us well to take advantage of emerging Internet standards such as eXtensible Markup Language (XML). Batch and end-user local and Internet applications employ a number of different languages, primarily PowerBuilder, C/C++, and Java.

   We believe our proprietary data import and export management application is a key differentiator for our services. We have developed a set of specialized processes and tools to receive and translate data into the formats and semantics of our trading partners. These applications incorporate a library of health plan data interfaces, as well as a deep knowledge of the business rules that must be incorporated in these interfaces to address the complexities of the managed care market. Our Electronic Vendor Interface Management (EVIM) is more than just an automation and scheduling tool; it monitors and manages process dependencies and electronic imports and exports (approximately 1,000 files per week with each file ranging from 500-50,000 records). EVIM ensures automated, timely distribution of data, payments, and reports to employers and health plans. This precise management of data flow also supports a key function of BEN-NET, the dynamic application of business rules for eligibility data that streamlines both health plan delivery of service and payment.

   Our production processing environment, maintained across two sites, provides maximum flexibility in organizing and protecting client data. Our UNIX operating system is a highly scalable platform. With this platform and our flexible architecture, we are able to add capacity relatively easily and physically organize our databases on different servers for optimal processing. Within this processing environment, we establish separate physical production databases for each of our customers to ensure that customer data remains confidential, secure, and maintains its integrity. We are able to provide secure, real time, Internet access to data for employers, health plans and other participants.

Redundancy, System Backup, Security and Disaster Recovery

   We believe our facilities and operations have sufficient redundancy, back-up and security to ensure minimal exposure to systems failure or unauthorized access. Our primary data processing production site is equipped with two diesel-powered generators feeding two building-wide uninterruptible power systems (UPS). These generators are automatically activated when the UPS detects power degradation or loss. Our production services and infrastructure components are proactively monitored seven days a week, 24 hours a day, with emergency notification to key staff for troubleshooting and recovery. All of our data are stored in a completely redundant disk storage environment that includes disk mirroring. Incremental backups of both software and databases are performed on a daily basis, and a full system backup is performed weekly. Backup tapes are stored at an offsite location along with copies of schedules/production control procedures, procedures for recovery using an off-site data center, documentation and other critical information necessary for recovery and continued operation. In addition to our separate data processing production site, we have a data processing production center at our headquarters facility that can handle production in the event that our primary production environment is unavailable. In the event of a disaster, we have prepared a disaster recovery plan that can be activated immediately.

   We employ rigorous physical and electronic security to protect customer data. Both of our data processing environments are isolated within their physical locations with restricted card key access, and appropriate additional physical security measures. Electronic protections include encryption, firewalls, multi-level access controls and separate customer databases.

Proprietary Rights

   We rely upon a combination of contractual rights, trade secrets, copyrights, technical measures, nondisclosure agreements and trademarks to establish and protect proprietary rights in our products, services and technologies. However, we believe that intellectual property protection is less important than our ability to continue to develop new applications and services that meet the requirements of our industry. As a result, we have invested heavily in the research and development of our products and services, spending approximately $1.2 million, $1.5 million and $4.0 million in 1997, 1998 and 1999, respectively. We typically enter into nondisclosure and confidentiality agreements with our employees, vendors and distributors with access to sensitive information. These agreements may be breached and we may not have adequate remedies for any breach. Others may acquire substantially equivalent proprietary technologies or otherwise gain access to our proprietary technologies. In addition, any particular technology may not be regarded as a trade secret under applicable law. As a result of the reliance that we place on our trade secrets, loss of our trade secret protection could harm our business and results of operations. We have no registered patents or pending patent applications. The steps taken by us to protect our proprietary rights may not be adequate to prevent misappropriation of our technology or independent development or sale by others of software products with features based upon, or otherwise similar to, our products.

   Although we believe that our technology has been independently developed and that none of our technology or intellectual property infringes on the rights of others, third parties may assert infringement claims against us in the future. If infringement were established, we might be required to modify our products or technologies or obtain a license to permit our continued use of those rights. We may not be able to do either in a timely manner or upon acceptable terms and conditions, and any failure to do so could harm our business and results of operations. In addition, any future litigation necessary to protect our trade secrets, know-how or other proprietary rights, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others could result in substantial cost to us and diversion of our resources. Adverse determinations in any litigation or proceedings also could subject us to significant liabilities to third parties and could prevent us from producing, selling or using our products, services or technologies. We may not have the resources to defend or prosecute a proprietary rights infringement claim or other action.

Government Regulation

   The health care industry is highly regulated by federal, state and local laws and regulations, which are subject to change. Currently, few of these laws and regulations apply directly to our business but rather apply primarily to health plans or employers. For example, the confidentiality of patient records and the circumstances under which records may be released for inclusion in our databases are subject to substantial regulation by some state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical records. While compliance with these laws and regulations is principally the responsibility of health care providers, at least some current state laws and proposed federal rules, impose such responsibility on other health industry participants. We typically do not include confidential patient medical information in our databases. These regulations may be extended to cover our business and the eligibility and other data included in our databases.

   Additional legislation and regulation governing the dissemination of medical records has been proposed at both the state and federal level. This legislation may require holders of these records to implement security measures that may require substantial expenditures by us. Changes to federal, state or local laws may materially restrict employers' and health plans' ability to store and transmit medical records using our products and services. In addition, under HIPAA, the U.S. Department of Health and Human Services has issued proposed rules that, if adopted, would impose significant restrictions on the disclosure of electronic personal health information.

   Laws and regulations may be adopted with respect to the Internet or other on-line services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The adoption of any additional laws or regulations may impede the growth of the Internet or other online services. This could decrease the demand for our services and increase our cost of doing business. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing property ownership, sales taxes and other forms of taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

   HIPAA mandates the use of standard transactions, identifiers, security and other provisions during the year 2000. We have designed our products and services to comply with HIPAA. However, any change in federal standards would require us to expend additional resources.

   Finally, our function as a conduit for payment by employers to health plans may subject us to the Employee Retirement Income Security Act ("ERISA"). ERISA imposes fiduciary duties on employers and health plans with respect to payments made on behalf of participants. Although we believe our role in the payment process is ministerial, it is possible that these fiduciary duties could be deemed to apply to us. In that event, we may become subject to greater liability with respect to these payments and may experience higher operating costs in order to comply with these regulations.

Properties

   Our headquarters are located at 5500 Wayzata Boulevard, Suite 500, Minneapolis, Minnesota 55416-1241 and our telephone number is (612) 525-2700. Effective on or before May 1, 2000, our headquarters will be located at 605 North Hwy 169, Suite LL, Minneapolis, MN 55441-6465. Our new telephone number will be (763) 614-2000. Our Web site address is www.ebenx.com.

Employees

   As of March 1, 2000, we had 294 full-time employees, including 94 in information technology, 98 in operations, 34 in account management, 25 in sales and marketing, 24 in procurement and 19 in administration and executive management. We have never had a work stoppage and none of our employees are currently represented under collective bargaining agreements. We consider our relations with our employees to be good. We believe that our future success will depend in part on the continued service of our senior management and key technology personnel, and our ability to attract, integrate, retain and motivate highly qualified technology, sales and marketing, and managerial personnel. This is particularly true for sales and marketing personnel because of our plans to significantly expand our sales and marketing groups. Competition for qualified personnel in our industry and primary geographical location is intense. We may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct our business in the future.

Item 2. Properties

   Our corporate headquarters are currently located in Minneapolis, Minnesota where we lease or sublease approximately 37,100 square feet of office space. Our lease for 29,600 square feet of this space expires on April 30, 2000 and the lease for the remainder expires on February 28, 2003. On January 21, 2000, we signed a lease for our new corporate headquarters, located in Plymouth, Minnesota. This lease commences May 1, 2000, and provides us with office space comprising 91,100 square feet. An additional 18,100 square feet will be added before May 1, 2001.

   We also lease approximately 5,600 square feet of office space for our primary data processing production facility in Minneapolis, Minnesota. The term of this lease is ten years, with the right to renew this lease for two additional five-year terms.

   In addition, we lease office space of approximately 6,800 square feet in Atlanta, Georgia for 18 professionals focused on providing procurement services.

Item 3. Legal Proceedings

   The Company is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   On December 14, 1999, the Company held a special meeting of the shareholders to vote on a proposal to amend the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") in order to permit recently hired employees to fully participate in the Purchase Plan on the same basis as all other employees from the date of the Purchase Plan's inception. The amendment was approved, with 2,504,224 votes cast in favor of the amendment, no votes cast against the amendment and no votes to abstain, out of a total of 2,504,224 votes present and entitled to vote.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The common stock, $.01 par value, of eBenX is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "EBNX". Prior to December 10, 1999, there was no public market for the common stock of eBenX. The following table sets forth the high and low bid quotations for the period indicated as reported by the Nasdaq National Market.

                                                                Period from
                                                            December 10, 1999 to
                                                             December 31, 1999
                                                            --------------------
      Bid quotation per share:
        Low................................................        $34.00
        High...............................................        $53.84

   As of March 1, 2000, the Company had 16,091,137 shares of Common Stock held by 84 shareholders of record. This does not reflect persons or entities that hold their stock in a nominee or a "street" name through various brokerage firms.

Dividend Policy

   We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Use of Proceeds

   On December 15, 1999, we closed our initial public offering of 5,000,000 shares of common stock. The managing underwriters in the offering were BancBoston Robertson Stephens Inc., Warburg Dillon Read LLC and Thomas Weisel Partners LLC. The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-87985). The Securities and Exchange Commission declared the Registration Statement effective on December 9, 1999.

   In January 2000, the underwriters exercised their over-allotment option to purchase 750,000 shares at the initial offering price of $20.00 per share. With the over-allotment option, the aggregate initial public offering proceeds totaled $115 million.

   We paid a total of $8.0 million in underwriting discounts and commissions, and approximately $1.5 million has been or will be paid for costs and expense related to the offering.

   After deducting the underwriting discounts and commissions and the offering expenses, the estimated total net proceeds to us from the offering were approximately $105.5 million. The net proceeds from the offering will be used for general corporate purposes, including working capital, sales and marketing expenditures, development of new products and services and investment in technology infrastructure. In addition, a portion of the net proceeds may be used for acquisitions of businesses, products and technologies that are complementary to ours. Pending use of the net proceeds for the above purposes, the funds have been invested in short-term, interest-bearing, investment-grade securities.

Recent Sales of Unregistered Securities

   During the fiscal year 1999 we issued and sold the following securities that were not registered under the Securities Act of 1933:

  1. From March until December 1999, pursuant to Rule 701 promulgated under the Securities Act of 1933, we issued and sold 146,335 shares of common stock to employees for aggregate consideration of $93,000 upon the exercise of stock options issued pursuant to the 1993 Stock Option Plan, and pursuant to Section 4(2) of the Securities Act of 1933, we issued and sold 5,760 shares of common stock to an employee for aggregate consideration of $58 upon the exercise of a warrant for shares of common stock.

  2. In May and June 1999, we issued and sold 1,075,820 shares of Series C Convertible Preferred Stock to certain accredited investors for aggregate consideration of $10.5 million pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

   The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us. No placement agents were used in any of the foregoing transactions. The share numbers set forth above have not been adjusted to reflect the three-for-one stock split of our common stock effected on December 8, 1999.

Item 6. Selected Consolidated Financial Data

   The following selected financial data should be read together with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this document. The selected statement of operations data shown below for the years ended December 31, 1997, 1998 and 1999 and the balance sheet data as of December 31, 1998 and 1999 are derived from our audited financial statements included elsewhere in this document. The selected statement of operations data shown below for the years ended December 31, 1995 and 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from our audited financial statements not included elsewhere in this document.

                                            Years Ended December 31
                                      ---------------------------------------
                                       1995   1996    1997    1998     1999
                                      ------ ------  ------  -------  -------
                                        (In thousands, except per share
                                                     data)
Statement of Operations Data:
  Net revenue........................ $2,497 $4,360  $7,093  $10,122  $17,526
  Operating expenses:
    Cost of services.................  1,323  2,480   4,496    6,958   13,372
    Selling, general and
     administrative..................    538  1,796   2,068    2,831    5,118
    Research and development.........    605    863   1,242    1,519    4,012
    Amortization of stock-based
     compensation                        --     --      --       --       767
                                      ------ ------  ------  -------  -------
      Total operating expenses.......  2,466  5,139   7,806   11,308   23,269
                                      ------ ------  ------  -------  -------
  Income (loss) from operations......     31   (779)   (713)  (1,186)  (5,743)
  Interest income, net...............     31    198     213      144      716
                                      ------ ------  ------  -------  -------
  Net income (loss).................. $   62 $ (581) $ (500) $(1,042) $(5,027)
                                      ====== ======  ======  =======  =======
Basic and diluted net income (loss)
 per share........................... $  .02 $ (.18) $ (.15) $  (.30) $ (1.18)
                                      ====== ======  ======  =======  =======
Shares used in basic and diluted net
 income (loss) per share.............  3,294  3,313   3,376    3,463    4,253
                                      ====== ======  ======  =======  =======

                                                      December 31
                                        ---------------------------------------
                                         1995   1996    1997    1998     1999
                                        ------ ------ -------- ------- --------
                                                    (In thousands)
Balance Sheet Data:
  Cash and cash equivalents............ $  472 $1,614 $  1,009 $ 1,681 $ 98,611
  Working capital......................    411  3,981    3,102   1,782   98,608
  Total assets.........................  1,253  5,179    5,084   5,596  105,599
  Redeemable Convertible Preferred
   Stock...............................    978  5,468    5,468   5,468      --
  Total shareholders' equity
   (deficit)...........................     13  (564)  (1,045) (2,077)  101,126

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of the financial condition and results of operations of eBenX should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in our other SEC filings including our Registration Statement on Form S-1 declared effective December 9, 1999 by the SEC (File No. 333-87985).

Overview

   Our activities principally involve providing eligibility administration and premium billing and payment services, or what we refer to as back-end exchange services, for large, multi-site employers such as Bell Atlantic, PepsiCo, GE Capital, Promus Hotels and R.R. Donnelley. In the second quarter of 1999, we initiated activities to leverage our success in the large employer market to expand our services in the mid-size employer market segment. From inception until September 1999, we were incorporated under the name Network Management Services, Inc. In September 1999, we changed our name to eBenX, Inc.

   Our principal source of revenue is derived from providing ongoing group health eligibility administration and premium billing and payment exchange services. Exchange services revenue is typically priced on a per employee per month basis with adjustments made to accommodate the number of health plan communication and computer connections, or interfaces, that the customer requires. In many cases, we allow fixed and variable fee structures to permit volume-adjusted pricing. We recognize revenue for exchange services as the services are performed. In addition, we earn revenue from health benefit plan procurement fees as services are performed. We typically enter into contracts with our large employer customers that are three years in length. Customers may purchase some or all of our services, and the customer relationship may evolve from utilizing procurement services to utilizing implementation services and per employee-based exchange services.

   The establishment of new customer relationships involves lengthy and extensive sales and implementation processes. The sales process typically takes four to six months, and the implementation process takes an additional two to four months. The sales process is accounted for under the selling, general and administrative expense category. The implementation process affects cost of services but may also impact research and development expense to the extent new customer relationships require new or enhanced service offerings.

   Cost of services consists primarily of personnel costs for account management, operations, production and procurement and information technology costs for both ongoing procurement and exchange services and for customer implementation expense. The information technology costs relate to personnel costs for implementing and maintaining customer and health plan computer interfaces and computer hardware and software expenses related to computer processing. A significant portion of cost of services consists of new customer implementation expenses. Therefore, increasing numbers of new customers will cause the cost of services as a percentage of net revenue to increase.

   Selling, general and administrative expenses consist primarily of payroll and payroll-related expenses associated with sales and marketing, executive management and corporate administrative personnel, as well as professional fees and expenditures for advertising, public relations and promotional efforts. We intend to significantly increase our sales and marketing expenses over the next several years. We intend to invest substantially in an integrated marketing program, including the expansion and enhancement of our penetration into the mid-size employer market through broker partners and other advisors. At the same time, we intend to devote additional resources to develop partnerships and relationships with human resource service and systems organizations. We expect that, in support of the continued growth and operation of our business, selling, general and administrative expenses will continue to increase for the foreseeable future.

   Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. To date, we have not capitalized any of our software development costs because the timing of the commercial release of our services has substantially coincided with technological feasibility. As a result, all research and development costs have been expensed as incurred. We intend to continue to expand our offerings by adding additional services. We expect these activities will require additional personnel. Accordingly, we expect our research and development expenses will continue to increase for the foreseeable future.

   Since our inception, we have incurred losses. As of December 31, 1999, we had an accumulated deficit of $7.2 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, and the development and maintenance of our customer and health plan interfaces. We intend to continue to invest heavily in research and development, sales and marketing, and in our computer and administrative infrastructure. As a result, we believe that we will incur operating losses for the foreseeable future. Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

   The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.

                                       Years Ended
                                       December 31
                                    ---------------------
                                    1997    1998    1999
                                    -----   -----   -----
      Net revenue.................  100.0%  100.0%  100.0%
      Operating expenses:
        Cost of services..........   63.4    68.7    76.3
        Selling, general and
         administrative...........   29.2    28.0    29.2
        Research and development..   17.5    15.0    22.9
        Amortization of stock-
         based compensation.......    --      --      4.4
                                    -----   -----   -----
          Total operating costs
           and expenses...........  110.1   111.7   132.8
                                    -----   -----   -----
      Loss from operations........  (10.1)  (11.7)  (32.8)
      Interest income, net........    3.0     1.4     4.1
                                    -----   -----   -----
      Net loss....................   (7.1)% (10.3)% (28.7)%
                                    =====   =====   =====

Years Ended December 31, 1998 and 1999

   Net revenues. Net revenues increased from $10.1 million in 1998 to $17.5 million in 1999, representing an increase of $7.4 million, or 73.3%. This increase primarily was due to a new contract with Bell Atlantic entered into in late 1998, the expansion of our relationship with PepsiCo and new client implementations in 1999.

   Cost of services. Cost of services increased from $7.0 million in 1998 to $13.4 million in 1999, representing an increase of $6.4 million, or 91.4%. Cost of services, as a percentage of net revenues, increased from 68.7% in 1998 to 76.3% in 1999, primarily due to new customer implementations, as personnel and computer-related infrastructure costs were incurred to meet the increased demand for our services. Increasing numbers of new customers will cause the cost of services as a percentage of net revenue to increase.

   Selling, general and administrative. Selling, general and administrative expenses increased from $2.8 million in 1998 to $5.1 million in 1999, representing an increase of $2.3 million, or 82.1%. This increase primarily was due to the establishment of a sales team in late 1998 and additions to management. Selling, general and administrative expenses, as a percentage of net revenues, increased from 28.0% in 1998 to 29.2% in 1999. We anticipate that sales and marketing expenses will increase substantially in future periods as we expand our sales and marketing efforts.

   Research and development. Research and development expenses increased from $1.5 million in 1998 to $4.0 million in 1999, representing an increase of $2.5 million, or 166.7%. This increase primarily was due to additions to our research and development staff. We anticipate that we will continue to devote substantial resources to our research and development efforts and that research and development expenses will increase for the foreseeable future.

   Interest income, net. Net interest income includes income earned from our invested cash, income earned from facilitating our customers' payments to their health plans and expenses related to outstanding debt obligations under our bank credit facility. Net interest income increased from $144,000 in 1998 to $716,000 in 1999, or 397.2%, primarily as a result of the completion of our initial public offering on December 10, 1999 and increased income earned from customer payments to health plans. Interest expense was incurred for bank borrowings which were repaid during 1999.

   Amortization of stock-based compensation. In connection with the granting of stock options to employees, we recorded stock-based compensation totaling approximately $767,000 in 1999. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. The amortization of additional deferred compensation will result in an additional $4.7 million of charges to operations through 2004.

   Income taxes. As of December 31, 1999, we had unused federal and state research and development tax credit carryforwards of approximately $100,000 which begin to expire in 2009. In addition, we had unused federal net operating loss carryforwards at December 31, 1999 of approximately $5.6 million which begin to expire in 2009. The utilization of these carryforwards is dependent upon our ability to generate sufficient taxable income during carryforward periods.

Years Ended December 31, 1997 and 1998

   Net revenues. Net revenues increased from $7.1 million in 1997 to $10.1 million in 1998, or 42.7%. The increase in 1998 primarily was due to a new contract with Bell Atlantic and servicing additional divisions of PepsiCo.

   Cost of services. Cost of services increased from $4.5 million in 1997 to $7.0 million in 1998, or 54.8%. The increase in 1998 primarily was due to increases in personnel and investments in computer hardware and software infrastructure. Cost of services, as a percentage of net revenues, increased from 63.4% in 1997 to 68.7% in 1998. A significant portion of cost of services consists of new customer implementation expenses.

   Selling, general and administrative. Selling, general and administrative expenses increased from $2.1 million in 1997 to $2.8 million in 1998, or 36.9%. The increase primarily was due to the establishment of a sales team. Selling, general and administrative expenses, as a percentage of net revenues, decreased from 29.2% in 1997 to 28.0% in 1998.

   Research and development. Research and development expenses increased from $1.2 million in 1997 to $1.5 million in 1998, or 22.3%. This increase primarily was due to the hiring of additional personnel.

   Interest income, net. Net interest income decreased from $213,000 in 1997 to $144,000 in 1998, or 32.4%. The decrease from 1997 to 1998 primarily was due to decreased cash reserves resulting from the losses incurred in 1998.

Liquidity and Capital Resources

   Our initial public offering on December 10, 1999 generated $100 million in cash, excluding the January 2000 exercise of the underwriter's over-allotment option to purchase an additional 750,000 shares at $20.00 per share. After underwriting discounts and commissions and other costs, the net proceeds from the offering, excluding the exercise of the over-allotment option, totaled $91.5 million. The exercise of the over-allotment option generated an additional $14 million in net proceeds in 2000. We intend to use the proceeds from the offering for general corporate purposes, including working capital, sales and marketing expenditures, development of new products and services, and investment in technology infrastructure. In addition, a portion of the net proceeds may be used for acquisitions of businesses, products and technologies that are complementary to ours. Pending use of the net proceeds for the above purposes, we intend to invest the net proceeds from this offering in short-term, interest-bearing, investment-grade securities.

   Prior to our public offering we funded operations primarily through private sales of preferred stock and limited bank borrowings. Computer and communications equipment was funded primarily through operating leases.

   As of December 31, 1999, we had $98.6 million in cash and cash equivalents. Cash equivalents consisted primarily of a U.S. Treasury money market fund.

   Our operating activities provided cash of $67,000 in 1997 and used cash of $1.3 million in 1998 and $3.8 million in 1999. The use of cash from operations in 1998 and 1999 was due primarily to our net loss and an increase in accounts receivable, partially offset by an increase in depreciation and accrued expenses.

   Our investing activities used cash of $0.7 million in 1997, provided cash of $1.2 million in 1998 and used cash of $1.6 million in 1999. In 1997 and 1999, our investing activities used cash for additions to equipment. In 1998, our investing activities used cash of $0.8 million for additions to equipment and we received proceeds of $2.0 million from the sale of U.S. Treasury Notes.

   Our financing activities provided cash of $19,000 in 1997, $0.8 million in 1998 and $102.4 million in 1999. In 1997, financing activities provided cash from the exercise of common stock options. In 1998, financing activities provided cash principally from bank borrowings in December 1998 of $0.8 million. In 1999, financing activities provided cash principally from the sale of $10.4 million in preferred stock and $92.6 million in common stock, partially offset by the repayment of bank borrowings.

   Our equipment additions consist primarily of computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our equipment additions will continue to increase in the future. Since inception, we have generally funded equipment additions either through the use of working capital or with operating leases. We expect to continue to add computer hardware and software and to use operating leases to finance these additions. In connection with the planned relocation of our headquarters on or before May 1, 2000, we expect to use working capital of approximately $7.3 million for leasehold improvements and additional office furniture and equipment.

   We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or service lines. We believe that the net proceeds from the sale of the common stock in our initial public offering and cash from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the foreseeable future. However, to the extent that cash is used to fund acquisitions or investments in complementary businesses, we may find it necessary to obtain additional equity or debt financing.

Year 2000 Issue

   In prior years, we developed and implemented plans to become Year 2000 ready. Because essentially all of our services and internal systems were created in the last few years, our services and internal systems were designed to avoid the Year 2000 problem. In 1999, we completed testing and remediation on any systems not yet compliant. As a result of these efforts, we experienced no significant disruptions in either the system software used in the performance of our services or our word processing, billing and other internal systems software, including information technology ("IT") and non-IT systems. The related expense resulting from our Year 2000 efforts was not material. We are not aware of any material problems resulting from Year 2000 issues, either with our services, our internal systems, or the products and services of third parties. We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

Risks Related to Our Business

We have had net losses over the past several years and we may not be able to achieve or maintain profitability in the future.

   Our business strategy may be unsuccessful and we may never achieve or maintain significant revenues or profitability. With the exception of fiscal 1995, we have incurred net losses each year since we began operations in 1993. We had net losses of approximately $0.5 million, $1.0 million and $5.0 million for the years ended December 31, 1997, 1998 and 1999. As of December 31, 1999 we had an accumulated deficit of $7.2 million. We expect to continue to incur significant development, sales and marketing and other operational expenses in connection with our business. We may also incur expenses in connection with acquisitions or other strategic relationships. As a result of these expenses, we will need to generate significant quarterly revenue increases to achieve and maintain profitability. We expect that we will incur net losses for the next several years.

We rely significantly on a limited number of customers and the loss of any material customer could harm our business and operating results.

   The loss of a material customer would significantly reduce our revenue and harm our business and operating results. In 1999, nine customers accounted for approximately 80% of our total revenue. Further, because increased employee participation from existing customers has contributed to our revenue growth, the loss of any material customer would harm our prospects for future growth. We may continue to depend upon a small number of customers for a substantial percentage of our revenue in the future.

The failure of the industry to accept our services could limit our revenue growth.

   The failure of industry participants to accept our services as a replacement for traditional methods of operation could limit our revenue growth. Our success depends on our ability to provide services to a large number of employers with a substantial base of participating employees and to efficiently and accurately collect and process eligibility data and execute payment transactions with numerous health plans. The acceptance by employers of our services will require that all participants in the group health insurance market adopt new methods of administering benefits, exchanging eligibility information and executing payment transactions.

   Further, our services facilitate competition among health plans at the employer level by creating an infrastructure that allows multiple health plans to service a single employer. Health plans have in the past resisted servicing smaller companies on a non-exclusive basis. This resistance may inhibit our growth, especially in the mid-size employer market.

We face intense competition in our industry and, if we are unable to compete successfully, our business and operating results will be seriously harmed.

   Increased competition in our industry could result in price reductions, reduced gross margins or loss of market share which could seriously harm our business and operating results. The group health insurance industry is intensely competitive, rapidly evolving and subject to sudden technological change. We believe that the principal competitive factors in this market are health and managed care expertise, data integration and transfer technology, benefits processing technology, customer service and support and service fees. We expect competition to increase in the future.

   We compete with administrative service providers and benefits consultants with administrative capabilities. We also compete with the human resource and information systems departments of the large employer companies that perform their own health care administration services. In the mid-size employer market we compete with health benefit brokers and regional brokers. In addition, many human resource service and systems companies have the health care expertise and financial strength to develop the technology necessary to compete with us. As the market evolves we expect increased competition from Internet-based service providers in both the health care connectivity market between suppliers and providers (e.g., physicians, hospitals and pharmacies) and the online insurance market.

   Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. Current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their products and services to address employer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Failure to manage our growth effectively could harm our business and operating results.

   Failure to manage our growth effectively could harm our business and operating results. Continued rapid growth will place significant strain upon our management and operational systems and resources. We will need to expand our existing information systems or acquire new systems to meet the requirements of our future operations. Any expansion or replacement of our information systems may not be sufficient to meet our needs. In addition, we may experience interruptions of service as we expand these systems.

   We recently have hired a significant number of new employees, including key executives. We will continue to add personnel to maintain our ability to grow in the future. We must integrate our new employees and key executives into a cohesive team. At the same time, we must increase the total number of employees and train and manage our employee work force in a timely and effective manner to expand our business. We may not be able to do so successfully, which would inhibit our ability to expand our business and harm our operating results.

Unsuccessful efforts or incurrence of unanticipated expenses in selling our services could harm our business and operating results.

   The time, expense and effort of securing customers may exceed our expectations and may harm our business and operating results. The decision to implement our services requires a substantial and technical analysis of an employer's health care benefits offerings and requirements, and time-intensive education of the advantages of our services. Due to the length of our sales cycle, which ranges from three to twelve months, we often devote significant resources and incur costs without any assurance that a prospective employer will purchase our services. In the event that a prospective employer does not purchase our services, we may have incurred substantial costs that cannot be recovered and which will not result in future revenues.

Our failure to establish and maintain successful relationships with strategic partners could limit our revenue growth.

   We believe that our future revenue growth depends in part upon the successful creation and maintenance of relationships with strategic partners such as front-end health care information collection companies, human resource information services firms, health care benefits consultants and brokers and other industry participants. To date, we have established only a limited number of strategic relationships. Strategic partners may offer products or services of several different companies, including products and services that compete with our services. Strategic partners and potential strategic partners may be influenced by our competitors to scale back or end their relationships with us. We may not establish additional strategic relationships and these relationships may not be ultimately successful. Our strategic partners may not devote adequate resources to selling our services.

   If we are unable to establish and maintain successful strategic relationships, we may have to devote substantially more resources to the sales and marketing of our services, which will increase our costs and harm our operating results.

Our quarterly results likely will fluctuate which could cause the value of our common stock to rapidly decline.

   Any quarterly fluctuations in our operating results could subject the market price of our common stock to rapid and unpredictable change. Historically, we obtain 75% of each year's new customer commitments during the months of February through May because most employers have open enrollment periods for the selection of health plans by their employees in the fall. We expect this seasonality in our business to continue. Our expenses are relatively fixed in the short term and are based in part on our expectations of future revenues, which may vary significantly. If we do not achieve expected revenue targets, we may be unable to adjust our spending quickly enough to offset any revenue shortfall which could harm our business and operating results.

   Factors that may cause these quarterly fluctuations include:

  .  the number and size of new customers starting services;

  . the decision of one or more employers to delay implementation or cancel ongoing services;

  . our ability to design, develop and introduce new services and features for existing services on a timely basis;

  . costs associated with strategic acquisitions and alliances or investments in technology;

  .  expenses incurred for geographic and service expansion;

  .  a reduction in the number of employees of our customers; and

  .  acquisitions of our customers by other companies.

   Further, our agreements with customers generally do not have penalties for cancellation. As a result, any decision by a customer to cancel our services may cause significant variations in operating results in a particular quarter and could result in losses for that quarter. As we secure larger customers, any cancellation of services by a larger customer likely would result in greater fluctuations in operating results than historically experienced.

Failure to retain our key executives or attract and retain qualified technical personnel could harm our business and operating results.

   The loss of one or more of our executive officers could inhibit the development of our business and, accordingly, harm our business and operating results. While we generally enter into employment agreements with our key executive officers, we may not be able to retain them.

   Qualified personnel are in great demand throughout the Internet and health care industries. Our future growth and our ability to achieve our financial and operational objectives will depend in large part upon our ability to attract and retain highly skilled technical, engineering, sales and marketing and customer support personnel. Our failure to attract and retain personnel may limit the rate at which we can expand our business, including the development of new products and services and the retention of additional customers, which could harm our business and operating results.

We could be subject to potential liability claims related to our services which could harm our financial condition and results of operations.

   Any liability claim brought against us, even if not successful, would likely be time consuming and costly and could seriously harm our business and operating results. Errors in the performance of our services on behalf of an employer could result in the delay of processing of health care eligibility information or execution of payment transactions or could otherwise result in financial or other damages to our customers. These errors also may result in the improper denial of health care benefits to employees. A liability claim brought against us by an employer or an employee could seriously harm our business and reputation.

   Our customer agreements generally require that we indemnify our customers for various losses and liabilities incurred by them that are caused by us. Any indemnification payments required under these agreements may harm our business and operating results.

   We also may become party to litigation brought by a participating employee against an employer or health plan. We may not successfully avoid liability for problems related to the provision of health care benefits even though we do not make medical determinations or coverage decisions. Any claims or litigation also could require expenditures in terms of management time and other resources to defend ourselves. This could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue service offerings or to take other precautions. Liability of this type could harm our business and operating results.

Failure to raise additional capital to fund future expansion of our business could harm our business and operating results.

   We do not currently generate sufficient cash to fully fund operations. To date, we have financed our operations principally through the issuance of equity securities and, to a limited extent, through borrowings. We may need to raise additional capital in the future to fund the expansion of our business. We may not be able to obtain additional financing when needed or on terms favorable to us. Any difficulty in obtaining additional financing may require us to limit our operations or may inhibit our future growth.

The failure to successfully integrate any future acquisitions could harm our business and operating results.

   If we acquire businesses in the future and are unable to successfully integrate these businesses into our own, it could harm our business and operating results. In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions which would harm our operating results.

Consolidation in the health care industry could harm our future operating results and opportunities for growth.

   Our services are, in large part, beneficial to employers because we are able to coordinate the exchange of eligibility and financial data and execute payment transactions between an employer and its numerous health plans. Consolidation in the health care industry may require us to reconfigure our services and systems to accommodate a change in data formats and codes utilized by recently acquired or consolidated health plans. Further, the consolidation of health plans operating in the same geographic market may substantially reduce the number of competitive health plans in that market. Existing and potential customers, especially mid-size market employers that operate in only one geographic market, may not find our services beneficial if there is only limited competition among health plans.

Our revenues could decrease if our system is inadequate.

   Any failure of our system could harm our business and operating results. Our system processes vast amounts of eligibility and financial data and executes large numbers of payment transactions. Any delay or failure in our system, in our ability to communicate electronically with employers and health plans, or in our ability to collect, store, analyze or process accurate eligibility and financial data may result in the denial of health care benefits, or in the delay or failure to execute payment transactions accurately. This type of denial or failure would harm our business and operating results.

   The occurrence of a catastrophic event or other system failure at our facilities could interrupt our operations or result in the loss or corruption of stored data. In addition, we depend on the efficient operation of Internet and network connections among our system, employers and health plans. These connections depend on the efficient operation of data exchange tools, Web browsers, Internet service providers and Internet and network backbone service providers. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system failures. Any disruption in Internet or network access provided by third parties could harm our business and operating results. Further, we are dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver our services. The failure of these suppliers to promptly deliver, install or service equipment could harm our business and operating results.

   Furthermore, our business depends upon products, services and technology provided by third parties, such as health care providers and insurers, insurance and health care brokers, information technology consultants, network support providers, telecommunication companies, Internet service and access providers, third-party service providers, vendors, business partners and others outside our control. A prolonged Internet or communications failure also could prevent us from performing services on behalf of customers. Also, a systemic failure could require potential customers to dedicate substantial resources towards fixing or resolving problems and may make the sales and marketing of our services more difficult.

Our business and reputation may be harmed if we are unable to protect the privacy of our information.

   Our information systems and Internet communications may be vulnerable to damage from physical break-ins, computer viruses, programming errors, attacks by computer hackers or similar disruptive problems. A user who is able to access our computer or communication systems could gain access to confidential employer, employee or health plan information or our own confidential information. A material security breach could harm our business and our reputation or could result in liability to us. Therefore, it is critical that our facilities and infrastructure remain secure. The occurrence of any of these events could result in the interruption, delay or cessation of our services, which could harm our business or operating results. Further, our reputation may suffer if third parties were to obtain this information and we may be liable for this disclosure. Any effect on our reputation or any liability for any disclosure could harm our business and operating results.

If the demand for Internet and e-commerce solutions does not increase, it could limit our revenue growth and profitability.

   Rapid growth in the use of the Internet is a recent phenomenon. As a result, its acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently-introduced products and services over the Internet are subject to a high level of uncertainty, and few proven products and services exist.

   Our future revenue growth and profitability depend, in part, upon increased employer demand for additional Internet and e-commerce solutions that we are in the process of developing or may develop in the future. If the demand for Internet and e-commerce solutions does not increase, it could limit our revenue growth and profitability.

If we are unable to adequately protect our intellectual property rights or if we infringe upon the intellectual property rights of third parties, our results may be harmed.

   Our success depends in part upon our intellectual property rights to products and services which we develop. We rely on a combination of contractual rights including non-disclosure agreements, trade secrets, copyrights and trademarks to establish and protect our intellectual property rights in our names, products, services and related technology. Loss of intellectual property protection or inability to secure intellectual property protection on any of our names, confidential information or technology could harm our business and operating results.

   We currently have no registered patents or pending patent applications covering any of our technology. We have received a U.S. trademark registration for BEN-NET and a U.S. service mark registration for WebElect. In addition, we have applied for trademark and service mark protection for benX, eBenX, and The Benefit Exchange Network. These registrations may not be enforceable or effective in protecting the marks.

   We typically enter into non-disclosure and confidentiality agreements with our employees and consultants with access to sensitive information. These agreements may not be adequate to protect our intellectual property rights or prevent misappropriation of our technology. Products and services with features similar to our services may be independently developed.

   Although we believe that our core technology has been independently developed and that none of our technology or intellectual property infringes on the rights of others, third parties may assert infringement claims against us in the future. We may be required to modify our products, services, internal systems or technologies or to obtain a license to permit our continued use of those rights. We may not be able to do either in a timely manner or upon reasonable terms and conditions. Failure to do so could harm our business and operating results. In addition, future litigation relating to these matters could result in substantial cost diversion of resources by us. Adverse determinations in any litigation or proceedings of this type also could subject us to significant liabilities to third parties and could prevent us from using some of our products, services, internal systems or technologies.

Rapidly changing technology may impair our financial performance.

   We may encounter difficulties responding to technological changes that could delay our introduction of products and services and we may not be able to respond to these changes in a timely and cost-effective manner. Our business depends upon the use of software, hardware, networking and Internet technology and systems. These technologies and systems are rapidly evolving and are subject to rapid change and obsolescence. As these technologies mature, we must be able to quickly and successfully modify our products and services to adapt to this change. We may encounter difficulties that could delay or harm the performance of our products or services. We may not be able to respond to technological changes in a timely and cost-effective manner. In addition, our competitors may develop technologically superior products and services. Further, data formatting and eligibility rules within a particular employer or health plan, or within the group health benefits industry as a whole, may change and may require substantial and expensive re-engineering of eligibility data and adjustment of the tools we use to process this eligibility data.

Federal, state and local laws could harm our business and operating results.

   Federal, state or local laws could harm our business and operating results by requiring us to change the way we provide services and increase our cost of performing services. Further, these laws could restrict our ability to continue to develop our business as currently planned. The health care industry is highly regulated by federal, state and local laws. The application of existing laws, or the implementation of new laws applicable to our business could harm our business and operating results. For example, the confidentiality of patient records and the circumstances under which records may be released for inclusion in our databases may be subject to substantial regulation. Although compliance with current laws is principally the responsibility of health care providers and health plans, these regulations may be extended to cover our business and the eligibility data and other information included in our databases. If these laws are extended to cover our business, we may be required to expend additional resources in order to comply with these laws, including changes to our security practices, and may be exposed to greater liability in the event we fail to comply with these laws.

   HIPAA mandates that health plans use standard transactions, identifiers, security and other provisions during 2000. We have designed our products and services to comply with HIPAA, but any change in federal standards would require us to expend additional resources. In addition, under HIPAA, the U.S. Department of Health and Human Services has issued proposed rules that, if adopted, would impose significant restrictions on the disclosure of electronic personal health information.

   Further, our ministerial role in facilitating payments by employers to health plans may subject us to ERISA. This act imposes fiduciary duties on employers and health plans with respect to payments made on behalf of participating employees and it is possible that these fiduciary duties could be deemed to apply to us. In that event, we may become subject to greater liability and constraints with respect to these payments and may experience higher operating costs in order to comply with this regulation. These increases in operating costs may harm our business and operating results.

Laws and regulations concerning the sale, marketing or distribution of insurance over the Internet could harm our business and operating results.

   Should our business activities require our licensing as an insurance agent, we would incur increased costs and become subject to greater restrictions which could harm our business and financial results. Further, because the application of e-commerce to the insurance market is relatively new, the impact of current or future insurance laws and regulations on our business is difficult to anticipate. The insurance industry is subject to extensive regulation under state laws. Insurance laws and regulations cover all aspects of the insurance process, including sales techniques, underwriting for eligibility, rates, claim payments, and record keeping by licensed insurance companies and insurance agents. A company that does business as an insurance agent is generally required to be licensed in each state in which it conducts that business. In the future, our business or other activities may be considered by insurance regulatory authorities to fall under their licensing jurisdiction.

Future sales of our common stock in the public market could cause the price of our common stock to decline.

   We cannot predict the timing or amount of future sales of shares of our stock or the effect, if any, that market sales of shares, or the availability of shares for sale, will have on the prevailing market price of our common stock. Our shareholders could sell substantial amounts of our common stock in the public market. Currently 9.7 million shares are subject to certain lock-up agreements related to our initial public offering. Upon the expiration of these agreements, these shares will be available for public trading. Consequently, the price of our common stock could fall.

Concentration of ownership may give some shareholders substantial influence and may prevent or delay a change in control.

   Some shareholders, including officers and directors of the company, beneficially own a substantial portion of our outstanding common stock. These shareholders may be able to exercise substantial influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of discouraging third party offers to acquire our company or of delaying or preventing a change in control of our company.

Our charter documents and Minnesota law may discourage unsolicited takeover offers which could deprive our shareholders of opportunities to sell their shares of common stock at prices higher than prevailing market prices.

   Provisions of our articles of incorporation, bylaws and Minnesota law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. For instance, our bylaws provide for a classified board of directors with each class of directors subject to re-election every three years. This will make it more difficult for third parties to insert their representatives on our board of directors and gain control of our company. These provisions also could discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Further, the Minnesota Control Share Acquisition Act and the Minnesota Business Combination Act may make it more difficult for third parties to secure control of our company or to complete an acquisition. These acts may discourage unsolicited takeover offers which could deprive our shareholders of opportunities to sell their shares of common stock at prices higher than prevailing market prices.

Recent Accounting Pronouncements

   In March 1998, the Accounting Standards Committee issued AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal use software as well as assists in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The adoption of this SOP did not have a material impact on our financial statements.

   In March 1998, the Accounting Standards Committee issued AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs. It requires that the cost of start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The adoption of this SOP did not have a material impact on our financial statements.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivatives which focused on freestanding contracts, including, for example, options and forwards, futures and swaps, expanding it to include embedded derivatives and many commodity contracts. Under the statement, every derivative is recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000, in accordance with SFAS No. 137, which delays the required implementation of SFAS 133 for one year. The adoption of SFAS 133 is not expected to have an impact on our financial position or results of operations. We currently do not hold derivative instruments or engage in hedging activities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

   Our exposure to market risk for changes in interest rates relate primarily to eBenX's investment portfolio. eBenX does not use derivative financial instruments in its investment portfolio. The primary objective of our investment activities is to preserve principle while maximizing yields without significantly increasing risk. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are held at market value, which approximates cost.

   The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio (in thousands):

                                                                       Year 2000
                                                                       ---------
      Cash equivalents................................................  $98,600
      Average interest rate...........................................      4.9%

Exchange Rate and Commodity Price Sensitivity

   The Company does not invest in foreign instruments or commodities and, therefore, has no direct exposure related to either foreign currency exchange rate fluctuation or commodity price fluctuation.

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Operating Results

   The following table shows unaudited statement of operations data for each quarter in our last two fiscal years ended December 31, 1998 and 1999. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited financial statements and related notes and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited financial statements and related notes included elsewhere in this prospectus. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                       1999
                                                Three Months Ended
                                         ----------------------------------
                                         March    June   September December
                                           31      30       30        31
                                         ------  ------  --------- --------
                                                    (In thousands)
Net revenue............................. $3,342  $3,766   $ 4,638  $ 5,780
Operating expenses:
  Cost of services......................  2,355   2,878     3,836    4,303
  Selling, general and administrative...    859   1,151     1,328    1,780
  Research and development..............    545     582     1,167    1,718
  Amortization of stock-based
   compensation.........................    --      --         67      700
                                         ------  ------   -------  -------
    Total operating expenses............  3,759   4,611     6,398    8,501
                                         ------  ------   -------  -------
Loss from operations....................   (417)   (845)   (1,760)  (2,721)
Interest income, net....................     45     105       170      396
                                         ------  ------   -------  -------
Net loss................................ $ (372) $ (740)  $(1,590) $(2,325)
                                         ======  ======   =======  =======

                                                        1998
                                                 Three Months Ended
                                          ----------------------------------
                                          March    June   September December
                                            31      30       30        31
                                          ------  ------  --------- --------
                                                     (In thousands)
Net revenue.............................. $1,771  $2,157   $2,740    $3,454
Operating expenses:
  Cost of services.......................  1,350   1,586    1,856     2,166
  Selling, general and administrative....    648     671      667       845
  Research and development...............    331     341      345       502
                                          ------  ------   ------    ------
    Total operating expenses.............  2,329   2,598    2,868     3,513
                                          ------  ------   ------    ------
Loss from operations.....................   (558)   (441)    (128)      (59)
Interest income, net.....................     45      37       20        42
                                          ------  ------   ------    ------
Net loss................................. $ (513) $ (404)  $ (108)   $  (17)
                                          ======  ======   ======    ======

                                  EBENX, INC.

                              FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1998 and 1999

                                                                            Page
                                                                            ----
Report of Independent Auditors.............................................  30
Audited Financial Statements
  Consolidated Balance Sheets..............................................  31
  Consolidated Statements of Operations....................................  32
  Consolidated Statements of Shareholders' Equity (Deficit)................  33
  Consolidated Statements of Cash Flows....................................  34
  Notes to Consolidated Financial Statements...............................  35

                                  EBENX, INC.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
eBenX, Inc.

   We have audited the accompanying consolidated balance sheets of eBenX, Inc. (formerly known as Network Management Services, Inc.) as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eBenX, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 10, 2000

                                  EBENX, INC.

                          CONSOLIDATED BALANCE SHEETS
            (amounts in thousands, except share and per share data)

                                                               December 31
                                                             -----------------
                                                              1998      1999
                                                             -------  --------
                           ASSETS
Current Assets:
  Cash and cash equivalents................................. $ 1,681  $ 98,611
  Accounts receivable, net of allowance of $51 and $45......   1,964     3,415
  Prepaid expenses and other................................     342     1,055
                                                             -------  --------
    Total current assets....................................   3,987   103,081
Property and equipment, net.................................   1,568     2,456
Deposits....................................................      41        62
                                                             -------  --------
    Total assets............................................ $ 5,596  $105,599
                                                             =======  ========
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.......................................... $   837  $  1,353
  Accrued compensation......................................     493       960
  Accrued expenses..........................................     115       864
  Accrued offering costs....................................     --      1,113
  Deferred revenue..........................................      10       183
  Note payable..............................................     750       --
                                                             -------  --------
    Total current liabilities...............................   2,205     4,473
Redeemable Convertible Preferred Stock:
  Series A, $.01 par value: Authorized shares--0;
   Issued and outstanding shares--1,110,627-1998; 0-1999....     978       --
  Series B, $.01 par value: Authorized shares--0;
   Issued and outstanding shares--1,910,835-1998; 0-1999....   4,490       --
  Series C, $.01 par value: Authorized shares--0;
   Issued and outstanding shares--0.........................     --        --
Shareholders' equity (deficit):
  Common Stock, $.01 par value: Authorized shares--
   100,000,000;
   Issued and outstanding shares--3,480,321-1998;
   15,183,518-1999..........................................      35       152
Additional paid-in capital..................................     110   112,937
Deferred stock-based compensation...........................     --     (4,714)
Retained deficit............................................  (2,222)   (7,249)
                                                             -------  --------
    Total shareholders' equity (deficit)....................  (2,077)  101,126
                                                             -------  --------
    Total liabilities and shareholders' equity.............. $ 5,596  $105,599
                                                             =======  ========

          See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                     Years ended December 31
                                                     -------------------------
                                                      1997    1998      1999
                                                     ------  -------  --------
Net revenue......................................... $7,093  $10,122   $17,526
Operating expenses:
  Cost of services..................................  4,496    6,958    13,372
  Selling, general and administrative...............  2,068    2,831     5,118
  Research and development..........................  1,242    1,519     4,012
  Amortization of stock-based compensation..........    --       --        767
                                                     ------  -------  --------
    Total operating expenses........................  7,806   11,308    23,269
                                                     ------  -------  --------
Loss from operations................................   (713)  (1,186)   (5,743)
Interest income and other...........................    213      144       716
                                                     ------  -------  --------
Net loss............................................ $ (500) $(1,042) $(5,027)
                                                     ======  =======  ========
Net loss per share:
  Basic and diluted................................. $ (.15) $  (.30) $  (1.18)
                                                     ======  =======  ========
Shares used in calculation of net loss per share:
  Basic and diluted.................................  3,376    3,463     4,253
                                                     ======  =======  ========


          See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                             (amounts in thousands)

                         Common Stock  Additional   Deferred
                         -------------  Paid-In   Stock-Based  Retained
                         Shares Amount  Capital   Compensation Deficit     Total
                         ------ ------ ---------- ------------ --------  ---------
Balance at December 31,
 1996...................  3,331  $ 33   $     83    $   --     $  (680)  $    (564)
  Exercise of stock
   options..............    114     1         18        --         --           19
  Net loss..............    --    --         --         --        (500)       (500)
                         ------  ----   --------    -------    -------   ---------
Balance at December 3
 1997...................  3,445    34        101        --      (1,180)     (1,045)
  Exercise of stock
   options..............     35     1          9        --         --           10
  Net loss..............    --    --         --         --      (1,042)     (1,042)
                         ------  ----   --------    -------    -------   ---------
Balance at December 31,
 1998...................  3,480    35        110        --      (2,222)     (2,077)
  Exercise of stock
   options..............    455     5         88        --         --           93
  Deferred stock-based
   compensation.........    --    --       5,481     (5,481)       --          --
  Amortization of stock-
   based compensation...    --    --         --         767        --          767
  Initial Public
   Offering.............  5,000    50     91,406        --         --       91,456
  Conversion of
   preferred stock to
   common stock.........  6,249    62     15,852        --         --       15,914
  Net loss..............    --    --         --         --      (5,027)     (5,027)
                         ------  ----   --------    -------    -------   ---------
Balance at December 31,
 1999................... 15,184  $152   $112,937    $(4,714)   $(7,249)  $ 101,126
                         ======  ====   ========    =======    =======   =========


          See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                     Years ended December 31
                                                     -------------------------
                                                      1997    1998      1999
                                                     ------  -------  --------
Operating activities:
 Net loss........................................... $ (500) $(1,042) $ (5,027)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation of property and equipment............    327      481       721
  Amortization of stock-based compensation..........    --       --        767
  Changes in operating assets and liabilities:
   Accounts receivable..............................     27   (1,391)   (1,451)
   Other current assets.............................   (151)    (166)     (713)
   Accounts payable.................................     84      656       516
   Accrued expenses.................................    238      192     1,216
   Deferred revenue.................................     65      (55)      173
   Deposits.........................................    (23)      (6)      (21)
                                                     ------  -------  --------
    Net cash provided by (used in) operating
     activities.....................................     67   (1,331)   (3,819)
Investing activities:
 Additions to property and equipment................   (692)    (761)   (1,609)
 Sale of investments................................      1    2,005       --
                                                     ------  -------  --------
    Net cash provided by (used in) investing
     activities.....................................   (691)   1,244    (1,609)
Financing activities:
 Proceeds from note payable.........................    --       750       --
 Payment of note payable............................    --       --       (750)
 Stock options and warrants exercised...............     19        9        93
 Proceeds from issuance of preferred stock, net of
  costs.............................................    --       --     10,446
 Proceeds from issuance of common stock, net of
  costs.............................................    --       --     92,569
                                                     ------  -------  --------
    Net cash provided by financing activities.......     19      759   102,358
Net increase (decrease) in cash and cash
 equivalents........................................   (605)     672    96,930
Cash and cash equivalents at beginning of year......  1,614    1,009     1,681
                                                     ------  -------  --------
Cash and cash equivalents at end of year............ $1,009  $ 1,681  $ 98,611
                                                     ======  =======  ========
Supplemental disclosures of cash flow information:
 Cash paid for interest............................. $  --   $   --   $     27
 Noncash investing and financing activities:
  Deferred stock-based compensation................. $  --   $   --   $  5,481
  Conversion of preferred stock to common stock..... $  --   $   --   $ 15,914

          See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999

1. Business Description and Summary of Significant Accounting Policies

Business Description

   eBenX, Inc., a Minnesota corporation incorporated in September 1993 (the "Company"), provides business-to-business e-commerce solutions to employers and health plans for the procurement of group health insurance. The Company currently operates in a single business segment providing services to employers and health plans. The Company's customers are located throughout the United States.

   From inception until September 1999, the Company was incorporated under the name Network Management Services, Inc. In September 1999, the Company changed its name to eBenX, Inc.

Principles of Consolidation

   The consolidated financial statements include the Company and Managed Care Buyer's Group, Inc., its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property and Equipment

   Property and equipment, including purchased software, is stated at cost for items purchased and at estimated fair value for items contributed by the founding shareholders. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five to seven years. Leasehold improvements are amortized over the estimated life of the assets or the related lease term, whichever is less, on a straight-line basis.

Income Taxes

   Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

Revenue Recognition

   The Company generates revenue from providing exchange and procurement services. Exchange services represent business-to-business e-commerce solutions to employers and health plans for the procurement of group health insurance. Fees related to these services are generally billed on a per employee per month basis. Revenue is recognized as services are performed. The Company also records revenue related to implementation fees associated with its exchange services. These fees are recognized as revenue over the period of time the implementation services are being provided. Procurement services consist of the Company assisting and advising customers on the selection of potential health care suppliers, preparation of requests for proposals, evaluation of proposals, and rate negotiations. The Company's ongoing exchange contracts range in duration from one to five years. Procurement services agreements do not exceed five years in duration. The Company earns revenue under the contracts and agreements as services are performed. Revenues generated from exchange services for the years ended December 31, 1997, 1998 and 1999 were $5,432,000, $7,742,000, and $13,823,000 respectively. Revenues generated from procurement services for the years ended December 31, 1997, 1998 and 1999 were $1,661,000, $2,380,000, and $3,703,000 respectively.

Research and Development and Software Development

   Research and development costs are expensed when incurred. Software development costs are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established.

                                  EBENX, INC.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs

   The Company expenses advertising costs as incurred. The amount of advertising expensed during 1997, 1998 and 1999 was approximately $24,000, $73,000 and $71,000, respectively.

Impairment of Long-Lived Assets

   The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Stock-Based Compensation

   The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, expense is recognized for the excess of the market price of the underlying stock on the date of grant over the exercise price of the Company's employee stock options.

Net Loss Per Share

   Basic net loss per share is based on the weighted-average shares outstanding during the period. Diluted net loss per share increases the shares used in the per share calculation by the dilutive effects of options, warrants, and convertible securities. The Company's common stock equivalent shares outstanding from stock options and warrants are excluded from the diluted net loss per share computation for all periods because their effect would be antidilutive.

Fair Value of Financial Instruments

   SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are reflected in the consolidated financial statements at fair value due to the short-term maturity of these instruments.

Comprehensive Income

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all nonowner changes in equity during a period. To date, no items have been required to be reported as comprehensive income transactions.

Reclassification

   Certain prior year items have been reclassified to conform to the current year presentation.

                                  EBENX, INC.

Recent Accounting Pronouncements

   In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal use software as well as assists in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The adoption of this SOP did not have a material impact on our financial statements.

   In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs. It requires that the cost of start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The adoption of this SOP did not have a material impact on our financial statements.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivatives which focused on freestanding contracts, including, for example, options and forwards, futures and swaps, expanding it to include embedded derivatives and many commodity contracts. Under the statement, every derivative is recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000, in accordance with SFAS No. 137, which delays the required implementation of SFAS 133 for one year. The adoption of SFAS 133 is not expected to have an impact on our financial position or results of operations. We currently do not hold derivative instruments or engage in hedging activities.

2. Property and Equipment, Net

   Property and equipment as of December 31 are as follows (in thousands):

                                                                1998     1999
                                                               -------  -------
      Office equipment........................................ $ 1,455  $ 2,016
      Purchased software......................................     564    1,174
      Furniture and fixtures..................................     474      718
      Leasehold improvements..................................     227      420
                                                               -------  -------
                                                                 2,720    4,328
      Less accumulated depreciation...........................  (1,152)  (1,872)
                                                               -------  -------
                                                               $ 1,568  $ 2,456
                                                               =======  =======

3. Note Payable

   The Company had a $1,500,000 revolving promissory note with a bank carrying interest at 1% over the bank's base rate (8.75% at December 31, 1998). The promissory note was secured by all business assets of the Company and matured on December 31, 1999. The loan was guaranteed by the Company's wholly owned subsidiary. At December 31, 1998, the outstanding balance was $750,000. The promissory note was repaid during 1999.

4. Redeemable Preferred Stock

   In May and June 1999, the Company sold a total of 1,075,820 shares of Series C preferred stock resulting in net proceeds to the Company of $10.4 million. The Series C shareholders had liquidation preference of $9.76

                                  EBENX, INC.

per share, plus accumulated dividends. Annual preferential cumulative dividends of $.16 per share were payable only if declared by the Board. The Series C preferred shareholders had voting rights similar to common shareholders, and were able to elect two members to the Company's Board of Directors. The Series C preferred shares were convertible into common shares at a conversion rate of $3.25 per share.

   Prior to the closing of the Company's initial public offering in December 1999, the Company's Series A, Series B, and Series C preferred stock converted into 6,248,922 shares of common stock.

5. Shareholders' Equity

Common Stock

   On December 8, 1999, the Company effected a three-for-one stock split whereby each shareholder received two additional shares for each share owned. Accordingly, all share, per share and weighted average share information have been restated to reflect the split.

   On December 15, 1999, the Company closed its initial public offering of 5,000,000 shares of common stock sold at $20.00 per share. The Company received $91.5 million in proceeds from the offering, net of underwriting discounts, commissions, and other costs. An additional 750,000 shares were sold under the exercise of the underwriter's over-allotment option in January 2000, resulting in additional net proceeds to the Company of $14 million.

Employee Stock Purchase Plan

   The Company's board of directors approved the 1999 Employee Stock Purchase Plan, effective December 10, 1999, under which 900,000 shares of common stock have been reserved for issuance. The Plan permits an eligible employee to purchase common stock at a price equal to 85% of the lesser of the fair market value of the common stock at the beginning of the purchase period and the fair market value of the common stock at the end of the purchase period. Under the Plan, employees may purchase stock at a maximum amount of 15% of their compensation per annum, not to exceed $21,250. The first purchase period commenced on December 8, 1999, and concludes on June 30, 2000.

6. Income Taxes

   At December 31, 1998 and 1999, the Company's deferred taxes are as follows (in thousands):

                                                                 1998    1999
                                                                 -----  -------
      Deferred tax assets:
        Net operating loss carryforwards........................ $ 665  $ 2,126
        Bonus and vacation......................................   188      364
        Accounts receivable allowance...........................    19       17
                                                                 -----  -------
                                                                   872    2,507
      Deferred tax liabilities:
        Depreciation............................................   (93)    (122)
      Net deferred tax assets before valuation allowance........   779    2,385
        Less valuation allowance................................  (779)  (2,385)
                                                                 -----  -------
      Net deferred tax assets................................... $ --   $   --
                                                                 =====  =======

                                  EBENX, INC.

   The Company has established a valuation allowance to fully reserve for the net deferred tax assets at December 31, 1998 and 1999, respectively. The valuation allowance was established due to the available evidence indicating that it is not more than likely that the deferred tax assets will be realized.

   As of December 31, 1999, the Company has unused federal and state research and development tax credit carryforwards of approximately $100,000 which begin to expire in 2009. In addition, the Company has unused federal net operating loss carryforwards at December 31, 1999 of approximately $5.6 million which begin to expire in 2009. The utilization of these carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods, and are subject to limitations imposed under Section 382 of the Internal Revenue Code.

7. Operating Leases

   The Company leases or subleases its office space and certain equipment under terms of noncancelable operating lease agreements which expire through November 2009. Future lease payments for all operating leases, excluding executory costs, such as management and maintenance fees are as follows (in thousands):

      Year ending December 31:
        2000............................................................. $1,972
        2001.............................................................  1,582
        2002.............................................................    872
        2003.............................................................    161
        2004.............................................................    125
        Thereafter.......................................................    599
                                                                          ------
                                                                          $5,311
                                                                          ======

   Rent expense, including the Company's pro rata share of certain operating costs, was $560,000, $976,000 and $2,096,000 in 1997, 1998, and 1999
respectively.

   On January 21, 2000, the Company entered into a 63-month operating lease for its new corporate office buildings located in Plymouth, Minnesota. The lease term commences on May 1, 2000, with lease payments based on square footage at an annual rate of approximately $1.3 million. In addition, the Company will pay its pro rata share of operating expenses, including property taxes, insurance, and maintenance. The lease includes additional space to be occupied by the Company within one year. This space will result in additional lease expense of approximately $250,000 annually.

8. Significant Customers

   Significant customer activity as a percent of the Company's net revenue in 1997, 1998 and 1999 is as follows:

                                                               1997  1998  1999
                                                               ----  ----  ----
      Customer A.............................................. 16.1% 19.1% 20.3%
      Customer B.............................................. 14.6% 14.0%  8.9%
      Customer C.............................................. 12.9%  --    --
      Customer D.............................................. 12.6%  9.5%  6.2%
      Customer E..............................................  --   17.1% 28.0%

                                  EBENX, INC.

9. Stock Options and Warrants

   In 1993, the Company adopted the 1993 Stock Option Plan (the 1993 Plan) to encourage stock ownership by employees, directors and other individuals as determined by the Board of Directors. The Plan provides that options granted thereunder may be either incentive stock options (ISOs), as defined by the Internal Revenue Code, or nonqualified stock options. A maximum of 3,900,000 shares may be granted under the 1993 plan. At December 31, 1999, 35,862 shares were available for grant under the 1993 Plan.

   In 1999, the Company adopted the 1999 Stock Incentive Plan (the 1999 Plan). The 1999 Plan provides for the granting of incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, performance awards, and other stock-based awards. The Company has reserved 3,000,000 shares for issuance under the 1999 plan. At December 31, 1999, 2,883,125 shares were available for grant under the 1999 Plan.

   The compensation committee of the board of directors determines who will receive options under the Plans and sets the terms, including vesting dates. Options may have a maximum term of no more than ten years except in the case of a shareholder possessing more than 10% of the total voting power of all classes of stock (a 10% shareholder) in which case the maximum term is five years. The exercise price of ISOs granted under the Plan must be at least equal to the fair market value (or in the case of a 10% shareholder, 110% of the fair market value) of the common stock on the date of grant. The exercise price of nonqualified options is determined by the board of directors.

   The exercise price may be paid in cash, shares of previously owned common stock, or by issuance of a promissory note. In addition, the Plan also contains a provision allowing the Company to permit option holders to pay their withholding obligation through share redirection. If an option expires, terminates or is canceled, the shares not purchased thereunder may become available for additional option awards under the Plan. The 1993 Plan expires in 2003, while the 1999 Plan expires in 2009.

   In connection with the granting of stock options to employees, the Company recorded stock-based compensation totaling approximately $767,000 in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. Additional deferred stock-based compensation of $4.7 million is included as a component of stockholders' equity and is being amortized over the vesting period of the options. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through 2004. The amortization of stock-based compensation is classified as a separate component of operating expenses in the consolidated statement of operations.

                                  EBENX, INC.

   Option activity is summarized as follows:

                                                               Weighted average
                                          1993 Plan  1999 Plan  exercise price
                                          ---------  --------- ----------------
      Outstanding at December 31, 1996..  1,171,245       --        $ .18
        Granted.........................    610,845       --        $ .60
        Exercised.......................   (114,300)      --        $ .16
        Canceled........................   (226,950)      --        $ .32
                                          ---------   -------
      Outstanding at December 31, 1997..  1,440,840       --        $ .34
        Granted.........................    630,750       --        $ .71
        Exercised.......................    (34,800)      --        $ .27
        Canceled........................   (346,800)      --        $ .17
                                          ---------   -------
      Outstanding at December 31, 1998..  1,689,990       --        $ .45
        Granted at market value.........  1,412,358   116,875       $2.24
        Granted at less than market
         value..........................    805,350       --        $1.42
        Exercised.......................   (436,995)      --        $ .22
        Canceled........................   (225,240)      --        $ .62
                                          ---------   -------
      Outstanding at December 31, 1999..  3,245,463   116,875       $1.51
                                          =========   =======
      Exercisable at:
        December 31, 1997...............    290,604       --        $ .13
        December 31, 1998...............    477,078       --        $ .23
        December 31, 1999...............    845,744    27,375       $1.16

   Summary information about the Company's stock options outstanding at December 31, 1999 is as follows:

                                   Options Outstanding        Options Exercisable
                             -------------------------------- --------------------
                                          Weighted
                                           average   Weighted             Weighted
                                         contractual average              average
                               Number       life     exercise   Number    exercise
   Range of Exercise price   outstanding  remaining   price   exercisable  price
   -----------------------   ----------- ----------- -------- ----------- --------
   $  .10-$.23.............     360,300     1.80      $  .22    279,300    $  .22
      .60..................     329,055     3.77         .60    165,567       .60
      .75..................   1,820,058     8.41         .75    400,877       .75
     1.33-2.67.............     736,050     9.49        1.48        --        --
   $20.00-$42.94...........     116,875     9.94      $20.20     27,375    $20.00
                              ---------                         -------
                              3,362,338                         873,119
                              =========                         =======

   Exercise prices for grants are equal to the market price of common stock on the date of grant. Prior to the Company's public offering, the board of directors established exercise prices for grants based on the board's estimation of the fair value of the common stock on the date of grant. Options vest over periods of one to ten years, and expire five to ten years after the date of grant.

   Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was calculated as of the date of grant using the minimum value option pricing model with the following weighted average assumptions: risk free interest rates of 5.50% for 1997 and 1998, and 5.2%- 6.1% for 1999; no anticipated dividends and an expected life of five years. The fair

                                  EBENX, INC.

value calculations do not include a volatility factor, because the options were granted prior to the Company's initial public offering.

                                                                1997 1998 1999
                                                                ---- ---- -----
      Weighted average fair value:
        Options granted at estimated fair value................ $.14 $.15 $ .55
        Options granted at less than estimated fair value...... $--  $--  $7.26

   Had the Company recorded compensation cost in accordance with Statement 123, the net loss and net loss per share would have been as follows:

                                                            December 31
                                                       -----------------------
                                                       1997    1998     1999
                                                       -----  -------  -------
      Net Loss:
        As reported................................... $(500) $(1,042) $(5,027)
        Pro forma..................................... $(518) $(1,079) $(5,114)
      Basic and diluted net loss per share:
        As reported................................... $(.15) $  (.30) $ (1.18)
        Pro forma..................................... $(.15) $  (.31) $ (1.20)

   During September 1995, the Company entered into a line of credit agreement to borrow up to $550,000, which expired in August 1996. In connection with the agreement, the Company issued a warrant to purchase 6,000 shares of the Company's Series A Convertible Preferred Stock at $2.701 per share. These warrants are convertible into 18,000 shares of common stock, and are exercisable over ten years.

   During 1995, the Company granted three employees warrants to purchase 65,415 shares of common stock at $.0333 per share. The warrants, which are immediately exercisable and expire at various times between June 30, 2000 and August 31, 2000, were granted in lieu of cash compensation. Warrants for the purchase of 48,135 shares of common stock were outstanding at December 31, 1999.

10. Employee Benefit Plans

   The Company has a 401(k) plan covering substantially all employees. Under the terms of the plan, participants may contribute 2% to 20% of their salary to the plan. Employees are eligible after one day of service and upon attainment of age 21. The Company may make matching contributions based on a discretionary formula or may contribute a discretionary amount. The Company did not make any contributions in 1997, 1998, or 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

Item 11. Executive Compensation

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

   For purposes of computing the market value of eBenX Common Stock held by non-affiliates of eBenX on the cover page of this report, all executive officers, directors and shareholders affiliated with directors of eBenX are considered to be affiliates of eBenX. This does not represent an admission by eBenX or any such person as to the affiliate status of such person.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) The following financial statements are filed herewith in Item 8:

       (i) Consolidated Balance Sheets as of December 31, 1998 and 1999.

        (ii) Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999.

          (iii) Consolidated Statement of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.

        (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

       (v) Notes to consolidated financial statements at December 31, 1999.

   (a)(2) Financial Statement Schedule. None

   (a)(3) Exhibits

      The following exhibits are submitted herewith:

         3.1 Fifth Amended and Restated Articles of Incorporation of the
             Company (incorporated by reference to Exhibit 3.1 of Registrant's
             Registration Statement on Form S-1, Registration Number 333-
             87985).
         3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on
             Form S-1, Registration Number 333-87985).

         4.1 Form of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.1 of Registrant's Registration
              Statement on Form S-1, Registration Number 333-87985).
        10.1 1993 Stock Option Plan (incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form S-8, Registration
              Number 333-94081).
        10.2  1999 Stock Incentive Plan (incorporated by reference to Exhibit
              4.5 of Registrant's Registration Statement on Form S-8,
              Registration Number 333-94081).
        10.3  1999 Employee Stock Purchase Plan (incorporated by reference to
              Exhibit 4.6 of Registrant's Registration Statement on Form S-8,
              Registration Number 333-94081).
        10.4 Services Agreement by and between the Company and PepsiCo, Inc., dated June 1, 1997 (incorporated by reference to Exhibit 10.4 of
              Registrant's Registration Statement on Form S-1, Registration
              Number 333-87985).
        10.5  Services Agreement by and between the Company and Bell Atlantic
              Corporation, dated July 1, 1998 (incorporated by reference to
              Exhibit 10.5 of Registrant's Registration Statement on Form S-1,
              Registration Number 333-87985).
        10.6 Administrative Services Agreement by and between the Company and The Blue Cross Blue Shield Association, dated May 6, 1999
              (incorporated by reference to Exhibit 10.6 of Registrant's
              Registration Statement on Form S-1, Registration Number 333-
              87985).
        10.7 Administrative Services Agreement by and between the Company and GE Capital Services Corporation, dated January 1, 1996
              (incorporated by reference to Exhibit 10.7 of Registrant's
              Registration Statement on Form S-1, Registration Number
              333-87985).
        10.8  Services Agreement by and between the Company and General
              Electric Company, dated January 1, 1997 (incorporated by reference to Exhibit 10.8 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).
        10.9 Employment Agreement by and between the Company and Mark Tierney, dated as of April 22, 1999, and amended and restated on September
              28, 1999 (incorporated by reference to Exhibit 10.9 of
              Registrant's Registration Statement on Form S-1, Registration
              Number 333-87985).
        10.10 Employment Agreement by and between the Company and John Davis, dated as of April 12, 1999 (incorporated by reference to Exhibit
              10.10 of Registrant's Registration Statement on Form S-1,
              Registration Number 333-87985).
        10.11 Employment Agreement by and between the Company and Scott
              Halstead, dated as of April 22, 1999 (incorporated by reference to Exhibit 10.11 of Registrant's Registration Statement on Form
              S-1, Registration Number 333-87985).
        10.12 Standard Office Lease by and between Minnesota CC Properties,
              Inc. and The Prudential Insurance Company of America, dated
              December 31, 1993 (incorporated by reference to Exhibit 10.12 of
              Registrant's Registration Statement on Form S-1, Registration
              Number 333-87985).
        10.13 Office Sublease by and between the Company and The Prudential
              Insurance Company of America, dated March 19, 1997 (incorporated by reference to Exhibit 10.13 of Registrant's Registration
              Statement on Form S-1, Registration Number 333-87985).
        10.14 First Amendment of Sublease, by and between the Company and The
              Prudential Insurance Company of America, dated August 10, 1999
              (incorporated by reference to Exhibit 10.14 of Registrant's
              Registration Statement on Form S-1, Registration Number 333-
              87985).

        10.15 Consent of Landlord, by and among the Company, Teachers Insurance and Annuity Association (successor to Minnesota CC Properties,
              Inc.), and The Prudential Insurance Company of America, dated
              August 30, 1999 (incorporated by reference to Exhibit 10.15 of
              Registrant's Registration Statement on Form S-1, Registration
              Number 333-87985).
        10.16 Standard Office Lease by and between the Company and ND
              Properties, Inc., dated March 12, 1997 (incorporated by reference to Exhibit 10.16 of Registrant's Registration Statement on Form
              S-1, Registration Number 333-87985).
        10.17 Amendment No. 1 to Lease Agreement by and between the Company and
              ND Properties, Inc., dated October 1, 1997 (incorporated by reference to Exhibit 10.17 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).
        10.18 Amendment No. 2 to Lease Agreement by and between the Company and
              ND Properties, Inc., dated December 23, 1997 (incorporated by reference to Exhibit 10.18 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).
        10.19 Amendment No. 3 to Lease Agreement by and between the Company and
              Teachers Insurance and Annuity Association of America (successor to ND Properties, Inc.), dated January 19, 1999 (incorporated by reference to Exhibit 10.19 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).
        10.20 Healtheon Service Employer Group Distribution Agreement by and between the Company and Healtheon Corporation, dated September
              30, 1999 (incorporated by reference to Exhibit 10.20 of
              Registrant's Registration Statement on Form S-1, Registration
              Number 333-87985).
        10.21 Second Amended and Restated Investors' Rights Agreement, dated
              June 9, 1999 (relating to the registration rights relating to Series A, Series B and Series C Preferred Stock) (incorporated by reference to Exhibit 10.21 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).
        21.1  Subsidiaries of the Company.*
        23.1  Consent of Ernst & Young LLP.*
        24.1  Power of Attorney.*
        27.1  Financial Data Schedule.*

--------
*  Filed herewith.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EBENX, INC.

Dated: March 27, 2000                     By ________/s/ John J. Davis_________
                                                      John J. Davis
                                               Chief Executive Officer and
                                                        President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                 Signature                           Title                 Date
                 ---------                           -----                 ----
 __________/s/ Mark W. Tierney__________   Chairman and Director      March 27, 2000
              Mark W. Tierney              (principal executive
                                           officer)
 ___________/s/ John J. Davis___________   President, Chief           March 27, 2000
               John J. Davis               Executive Officer and
                                           Director (principal
                                           executive officer)
 _________/s/ Scott P. Halstead_________   Chief Financial Officer    March 27, 2000
             Scott P. Halstead             and Secretary (principal
                                           financial officer)
 _________/s/ Scott P. Halstead_________   Chief Financial Officer    March 27, 2000
             Scott P. Halstead             and Secretary (principal
                                           accounting officer)
 ________/s/ Michael C. Bingham_________   Senior Vice President,     March 27, 2000
            Michael C. Bingham             Business Development and
                                           Director
 __________/s/ Paul V. Barber___________   Director                   March 27, 2000
              Paul V. Barber
 _________/s/ James P. Bradley__________   Director                   March 27, 2000
             James P. Bradley
 __________/s/ Daniel M. Cain___________   Director                   March 27, 2000
              Daniel M. Cain
 _________/s/ William J. Geary__________   Director                   March 27, 2000
             William J. Geary
 ____________/s/ John Nehra_____________   Director                   March 27, 2000
                John Nehra

                               INDEX TO EXHIBITS

     Exhibit
     21.1 Subsidiaries of the Company
     23.1 Consent of Ernst & Young LLP
     24.1 Power of Attorney
     27.1 Financial Data Schedule