Form 10-Q
period 2000-03-31
EBENX INC
filed 2000-05-12
CIK 1095825

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ to
         _____________.

Commission file number 333-87985

                                   eBenX, Inc.
                            (Exact name of registrant
                          as specified in its charter)

         Minnesota                                        41-1758843
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                         605 North Highway 169 Suite LL
                          Minneapolis, Minnesota 55441
                    (Address of principal executive offices)

                        Telephone Number: (763) 614-2000
              (Registrant's telephone number, including area code)


                        5500 Wayzata Boulevard, Suite 500
                          Minneapolis, Minnesota 55416
                 (Address of former principal executive offices)

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



As of May 1, 2000 there were 16,227,972 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                   EBENX, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000
                                      INDEX



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at March 31, 2000 and December
           31, 1999
         Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2000 and 1999
         Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999
         Notes to Condensed Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K



FORWARD-LOOKING STATEMENTS

     This document includes forward-looking statements based on our current expectations and projections about future events. These statements are subject to risks, uncertainties and assumptions about us, including the risks discussed in this Form 10Q and eBenX's other SEC filings including its Form 10-K filed March 28, 2000 (File No. 333-87985).

                                   EBENX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                               March 31,      December 31,
                                                                                 2000             1999
                                                                             ------------     -------------
                                                                             (unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents.................................................   $  3,024         $ 98,611
  Accounts receivable, net of allowance of $86 and $45......................      2,573            3,415
  Unbilled revenue..........................................................        655              446
  Prepaid expenses and other................................................      1,481              609
  Short-term investments....................................................    106,644               --
                                                                               --------         --------
     Total current assets...................................................    114,377          103,081

  Property and equipment, net...............................................      3,107            2,456
  Deposits..................................................................        715               62
                                                                               --------         --------
     Total assets...........................................................   $118,199         $105,599
                                                                               ========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................   $    932         $  1,353
  Accrued compensation......................................................        710              960
  Accrued expenses..........................................................      1,769              864
  Accrued offering costs....................................................        166            1,113
  Deferred revenue..........................................................         76              183
                                                                               --------         --------
     Total current liabilities..............................................      3,653            4,473

Shareholders' equity:
  Common Stock..............................................................        162              152
  Additional paid-in capital................................................    127,552          112,937
  Deferred stock-based compensation.........................................     (4,107)          (4,714)
  Accumulated other comprehensive loss......................................        (27)              --
  Retained deficit..........................................................     (9,034)          (7,249)
                                                                               --------         --------
     Total shareholders' equity.............................................    114,546          101,126
                                                                               --------         --------
Total liabilities and shareholders' equity..................................   $118,199         $105,599
                                                                               ========         ========

     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                      (In thousands, except per share data)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                            2000         1999
                                                          --------     --------
Net revenue ...........................................   $  5,575     $  3,342
Operating expenses:
  Cost of services ....................................      4,271        2,355
  Selling, general and administrative .................      2,405          859
  Research and development ............................      1,589          545
  Amortization of stock-based compensation ............        631         --
                                                          --------     --------
     Total operating expenses .........................      8,896        3,759
                                                          --------     --------
Loss from operations ..................................     (3,321)        (417)
Interest income and other, net ........................      1,536           45
                                                          --------     --------
Net loss ..............................................   $ (1,785)    $   (372)
                                                          ========     ========
Net loss per share:
  Basic and diluted ...................................   $   (.11)    $   (.11)
                                                          ========     ========
Shares used in calculation of net loss per share:
  Basic and diluted ...................................     15,992        3,389
                                                          ========     ========


     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                              2000         1999
                                                                                           ---------    ---------
Operating activities:
   Net loss ............................................................................   $  (1,785)   $    (372)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation of property and equipment ..........................................         160          140
       Amortization of stock-based compensation ........................................         631         --
       Changes in operating assets and liabilities:
          Accounts receivable ..........................................................         842           59
          Other current assets .........................................................      (1,081)        (308)
          Accounts payable .............................................................        (421)        (280)
          Accrued expenses .............................................................         655          168
          Deferred revenue .............................................................        (107)           1
          Deposits......................................................................        (653)           1
                                                                                           ---------    ---------
              Net cash used in operating activities ....................................      (1,759)        (591)

Investing activities:
   Additions to property and equipment .................................................        (811)        (390)
   Purchases of investments ............................................................    (225,457)        --
   Sales of investments ................................................................     118,786         --
                                                                                           ---------    ---------
              Net cash used in investing activities ....................................    (107,482)        (390)

Financing activities:
   Stock options and warrants exercised ................................................         666           10
   Proceeds from issuance of common stock, net of costs ................................      12,988         --
                                                                                           ---------    ---------
              Net cash provided by financing activities ................................      13,654           10
                                                                                           ---------    ---------
Net decrease in cash and cash equivalents ..............................................     (95,587)        (971)

Cash and cash equivalents at beginning of period .......................................      98,611        1,681
                                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................................   $   3,024    $     710
                                                                                           =========    =========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................................................   $    --      $      27


     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.   Business Description and Summary of Significant Accounting Policies

Business Description

     eBenX, Inc. (the "Company") provides business-to-business e-commerce solutions to employers and health plans for the procurement of group health insurance. The Company's group health insurance exchange provides an end-to-end solution for all aspects of the procurement process, from request for proposal through premium payment. Its solution encompasses the assessment of health plans for employers, as well as a streamlined channel for the quoting, rating and selection of new and renewal group health insurance by employers and health plans. The Company's enrollment capabilities provide employees with the ability to make health plan choices and enroll online. The Company's Web-enabled, high volume rules-based interfaces allow employers and health plans to exchange eligibility information throughout the benefit year, and to complete premium billings and payments on a regular basis. The result is reduced administrative and health care costs for employers, reduced administrative costs for health plans, and more choice, convenience and improved service for employees and their dependents.

Basis of Presentation

     The condensed consolidated financial statements included herein, except for the December 31, 1999 balance sheet which was extracted from the audited financial statements of December 31, 1999, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ended December 31, 2000. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

2.   Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Comprehensive loss for the three months ended March 31, 2000 was $27,000, and consisted solely of unrealized loss on available-for-sale securities. The tax effects of the other comprehensive loss were not considered to be material.


3.   Shareholders' Equity

     On December 8, 1999, the Company effected a three-for-one stock split whereby each share was split into three shares. Accordingly, except as otherwise noted, all share, per share, and weighted average share information has been restated to reflect the split.

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


4.   Deferred stock-based compensation

     In connection with the granting of stock options to employees, the Company recorded deferred stock-based compensation totaling approximately $5.5 million in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. The deferred stock-based compensation is included as a component of stockholders' equity and is being amortized over the vesting period of the options. Approximately $631,000 of amortization expense was recognized in the three months ended March 31, 2000. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through 2004.


5.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivatives which focused on freestanding contracts, including, for example, options and forwards, futures and swaps, expanding it to include embedded derivatives and many commodity contracts. Under the statement, every derivative is recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000, in accordance with SFAS No. 137, which delays the required implementation of SFAS 133 for one year. The adoption of SFAS 133 is not expected to have an impact on the Company's financial position or results of operations. The Company currently does not hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company is required to be in conformity with the provisions of SAB 101, as amended by SAB 101A. The adoption of SAB 101 is not expected to have a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the financial condition and results of operations of eBenX should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in our Exhibit 99.1 to this Form 10-Q and other SEC filings including our Form 10-K filed March 28, 2000 (File No. 333-87985).

Overview

     We provide business-to-business e-commerce solutions to employers and health plans for the procurement of group health insurance. Our group health procurement solution includes assessing health plans, quoting, rating and selecting new and renewal group health insurance, providing enrollment capabilities which give employees the ability to make health plan choices and enroll online, and allowing employers and health plans to exchange eligibility information and complete premium billings and payments.

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

     Since our inception, we have incurred losses. As of March 31, 2000, we had an accumulated deficit of $9.0 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, and the development and maintenance of our customer and health plan interfaces. We intend to continue to invest heavily in research and development, sales and marketing, and in our computer and administrative infrastructure. As a result, we believe that we will incur operating losses for the foreseeable future. Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

     The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                     2000       1999
                                                    ------     ------
Net revenue......................................    100.0%     100.0%
Operating expenses:
  Cost of services...............................     76.6       70.5
  Selling, general and administrative............     43.1       25.7
  Research and development.......................     28.5       16.3
  Amortization of stock-based compensation.......     11.3         --
                                                     -----      -----
     Total operating expenses....................    159.5      112.5
                                                     -----      -----
Loss from operations.............................    (59.5)     (12.5)
Interest income and other, net...................     27.5        1.4
                                                     -----      -----
Net loss.........................................    (32.0)%    (11.1)%
                                                     =====      =====

     Net revenue. Net revenue for the three months ended March 31, 2000 increased to $5.6 million from $3.3 million for the same period in 1999, representing an increase of $2.3 million, or 66.8%. This increase was due to our success in direct sales to new customers throughout 1999, as well as the expansion of exchange services to our existing customers.

     Cost of services. Cost of services for the three months ended March 31, 2000 increased to $4.3 million, from $2.4 million for the same period in 1999, representing an increase of $1.9 million, or 81.4%. Cost of services, as a percentage of net revenues, increased to 76.6% for the three months ended March 31, 2000 from 70.5% for the same period in 1999, primarily due to additional amounts invested to standardize and streamline our rules-based interfaces with clients and healthplans, as well as increased personnel and computer-related infrastructure costs to establish a second data center.

     Selling, general and administrative. Selling, general and administrative expenses increased to $2.4 million for the three months ended March 31, 2000, from $0.9 million for the same period in 1999. The $1.5 million increase, or 180.0%, primarily was due to additions to management infrastructure and the expansion of sales staff and marketing efforts. Selling, general and administrative expenses, as a percentage of net revenues, increased to 43.1% for the three months ended March 31, 2000, from 25.7% for the same period in 1999. We anticipate that sales and marketing expenses will increase in future periods as we continue to expand our sales and marketing efforts.

     Research and development. Research and development expenses for the three months ended March 31, 2000 increased to $1.6 million, from $0.5 million for the same period in 1999, representing an increase of $1.1 million, or 191.6%. This increase primarily was due to additions to our research and development staff to enhance product offerings and expand services to the mid-size employer market. Research and development expenses, as a percentage of net revenues, increased to 28.5% for the three months ended March 31, 2000, from 16.3% for the same period in 1999. We anticipate that we will continue to devote substantial resources to our research and development efforts and related expenses will increase for the foreseeable future.

     Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income increased to $1.5 million for the three months ended March 31, 2000, from $45,000 for the same period in 1999. Net interest income for the three months ended March 31, 1999 included interest expenses related to outstanding debt obligations under our bank credit facility, which was repaid during 1999. The large increase in interest income between periods is primarily a result of the income earned on the proceeds received from the completion of our initial public offering on December 10, 1999, and increased income earned from customer payments to health plans.

     Amortization of stock-based compensation. In connection with the granting of stock options to employees, we recorded deferred stock-based compensation totaling approximately $5.5 million in 1999. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. For the three months ended March 31, 2000, we recorded $631,000 in amortization related to the deferred stock-based compensation. The amortization of deferred compensation will result in an additional $4.1 million of charges to operations through 2004.

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


Liquidity and Capital Resources

     Our initial public offering on December 10, 1999 generated gross proceeds of $100 million in cash. The January 2000 exercise of the underwriter's over-allotment option to purchase an additional 750,000 shares at $20.00 per share generated additional gross proceeds of $15 million in cash. After underwriting discounts and commissions and other costs, the net proceeds from the offering totaled $105.5 million. We intend to use the proceeds from the offering for general corporate purposes, including working capital, sales and marketing expenditures, development of new products and services, and investment in technology infrastructure. In addition, a portion of the net proceeds may be used for acquisitions of businesses, products and technologies that are complementary to ours. Pending use of the net proceeds for the above purposes, we have invested the proceeds from this offering in short-term, interest-bearing, investment-grade securities.

     As of March 31, 2000, we had $109.7 million in short-term investments and cash and cash equivalents. Short-term investments consisted primarily of commercial paper and corporate bonds. Cash equivalents consisted primarily of money market funds.

     Our operating activities used cash of $1.8 million and $0.6 million in the three months ended March 31, 2000 and 1999, respectively. The use of cash in operations in 2000 was due primarily to our net loss and an increase in other current assets and deposits, partially offset by non-cash charges for depreciation and amortization and a decrease in accounts receivable. The use of cash in operations in 1999 was due primarily to the net loss for the quarter, along with an increase in other current assets and a decrease in accounts payable.

     Our investing activities used cash of $107.5 million and $0.4 million in the three months ended March 31, 2000 and 1999, respectively. In 2000, our investing activities used $225.5 million for purchases of investments, generated $118.8 million from the sale of investments, and used $0.8 million for additions to equipment. In 1999, our investing activities used cash of $0.4 million for additions to equipment.

     Our financing activities provided cash of $13.7 million and $10,000 in the three months ended March 31, 2000 and 1999, respectively. Proceeds from the issuance of common stock generated $13.0 million in cash, comprised of net proceeds of $14 million from the underwriter's exercise of the over-allotment option to purchase 750,000 shares of common stock, offset by additional payments of expenses related to our initial public offering. Stock issued under the exercise of options and warrants generated net cash of $0.7 million in 2000, and $10,000 in 1999.

     Our equipment additions consist primarily of computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our equipment additions will continue to increase in the future. Since inception, we have generally funded equipment additions either through the use of working capital or with operating leases. We expect to continue to add computer hardware and software and to use operating leases to finance these additions. In connection with the relocation of our headquarters, we expect to use working capital of approximately $5.8 million for leasehold improvements and additional office furniture and equipment.

     We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or service lines. We believe that the net proceeds from the sale of the common stock in our public offering and cash from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the foreseeable future. However, to the extent that cash is used to fund acquisitions or investments in complementary businesses, we may find it necessary to obtain additional equity or debt financing.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
-------------------------

     Our exposure to market risk for changes in interest rates relate primarily to our short-term investments. We do not use derivative financial instruments. The primary objective of our investment activities is to preserve principle while maximizing yields without significantly increasing risk. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are held at market value, with unrealized gains and losses included in other comprehensive income.

     The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investments at March 31, 2000 (in thousands):

                                 2000           2001            Total
                               --------       --------        ---------
Cash equivalents               $  3,024        $   --         $  3,024
  Average interest rate            5.87%           --             5.87%
Short-term investments         $104,462        $2,182         $106,644
  Average interest rate            6.19%         6.55%            6.20%

Exchange Rate and Commodity Price Sensitivity
---------------------------------------------

     eBenX does not invest in foreign instruments or commodities and, therefore, has no direct exposure related to either foreign currency exchange rate fluctuation or commodity price fluctuation.


                                     PART II

Item 1. Legal Proceedings

     eBenX is not involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     During the first quarter of 2000, we issued and sold the following securities that were not registered under the Securities Act of 1933:

1. Pursuant to Section 4(2) of the Securities Act of 1933, we issued and sold 3,705 shares of common stock to an employee for aggregate consideration of $12 upon the exercise of a warrant for shares of common stock.

     The recipient of the securities in this transaction represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. The recipient had adequate access, through his relationship with us, to information about us. No placement agents were used in the foregoing transaction.

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

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are submitted herewith:

     3.1 Fifth Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

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

    10.20 Healtheon Service Employer Group Distribution Agreement by and between the Company and Healtheon Corporation, dated September 30, 1999 (incorporated by reference to Exhibit 10.20 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985

    10.21 Second Amended and Restated Investors' Rights Agreement, dated June 9, 1999 (relating to the registration rights relating to Series A, Series B and Series C Preferred Stock) (incorporated by reference to
          Exhibit 10.21 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

     27.1 Financial Data Schedule.*

     99.1 Risk Factors *

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended March 31, 2000.

----------
*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EBENX, INC.


Date: May 12, 2000                 By /s/ John J. Davis
                                      ------------------------------------------
                                      John J. Davis
                                      Chief Executive Officer and President
                                      (principal executive officer)




Date: May 12, 2000                 By /s/ Scott P. Halstead
                                      ------------------------------------------
                                      Scott P. Halstead
                                      Chief Financial Officer and Secretary
                                      (principal financial officer)