Form 10-Q
period 2000-06-30
EBENX INC
filed 2000-08-11
CIK 1095825

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ to
         _____________.

                         Commission file number 0-28365

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


                        5500 Wayzata Boulevard, Suite 500
                          Minneapolis, Minnesota 55416
                 (Address of former principal executive offices)
                       -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [X] No [_]


As of August 1, 2000 there were 16,514,621 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                   EBENX, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000
                                      INDEX



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at June 30, 2000 and
              December 31, 1999
         Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2000 and 1999
         Condensed Consolidated Statements of Cash Flows for the six
              month period ended June 30, 2000 and 1999
         Notes to Condensed Consolidated Financial Statements

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

                                   EBENX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            2000         1999
                                                          ---------    ---------
                           ASSETS
Current assets:
  Cash and cash equivalents ...........................   $     921    $  98,611
  Accounts receivable, net of allowance of $176 and $45       3,815        3,415
  Unbilled revenue ....................................         824          446
  Prepaid expenses and other ..........................       1,267          609
  Short-term investments ..............................     102,377         --
                                                          ---------    ---------
     Total current assets .............................     109,204      103,081

  Property and equipment, net .........................       7,964        2,456
  Deposits ............................................          99           62
                                                          ---------    ---------
     Total assets .....................................   $ 117,267    $ 105,599
                                                          =========    =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................   $     420    $   1,353
  Accrued compensation ................................         672          960
  Accrued expenses ....................................       2,561          864
  Accrued offering costs ..............................         166        1,113
  Deferred revenue ....................................         190          183
                                                          ---------    ---------
     Total current liabilities ........................       4,009        4,473

Shareholders' equity:
  Common stock ........................................         164          152
  Additional paid-in capital ..........................     127,306      112,937
  Deferred stock-based compensation ...................      (3,262)      (4,714)
  Accumulated other comprehensive loss ................         (24)        --
  Retained deficit ....................................     (10,926)      (7,249)
                                                          ---------    ---------
     Total shareholders' equity .......................     113,258      101,126
                                                          ---------    ---------
Total liabilities and shareholders' equity ............   $ 117,267    $ 105,599
                                                          =========    =========

     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended       Six Months Ended
                                                          June 30                 June 30
                                                    --------------------    --------------------
                                                      2000        1999        2000        1999
                                                    --------    --------    --------    --------
Net revenue .....................................   $  6,394    $  3,766    $ 11,970    $  7,108
Cost of services ................................      4,824       2,878       9,095       5,233
                                                    --------    --------    --------    --------
     Gross profit ...............................      1,570         888       2,875       1,875
                                                    --------    --------    --------    --------
Operating expenses:
  Selling, general and administrative ...........      2,908       1,151       5,309       2,010
  Research and development ......................      1,824         582       3,413       1,127
  Amortization of stock-based compensation ......        508        --         1,140        --
                                                    --------    --------    --------    --------
     Total operating expenses ...................      5,240       1,733       9,862       3,137
                                                    --------    --------    --------    --------
Loss from operations ............................     (3,670)       (845)     (6,987)     (1,262)
Interest income and other, net ..................      1,778         105       3,310         150
                                                    --------    --------    --------    --------
Net loss ........................................   $ (1,892)   $   (740)   $ (3,677)   $ (1,112)
                                                    ========    ========    ========    ========
Net loss per share:
  Basic and diluted .............................   $   (.12)   $   (.21)   $   (.23)   $   (.32)
                                                    ========    ========    ========    ========
Shares used in calculation of net loss per share:
  Basic and diluted .............................     16,355       3,509      16,173       3,499
                                                    ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30
                                                           ----------------------
                                                              2000         1999
                                                           ---------    ---------
Operating activities:
 Net loss ..............................................   $  (3,677)   $  (1,112)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation of property and equipment ...............         456          300
  Amortization of stock-based compensation .............       1,140         --
  Loss on sale of property and equipment ...............         210         --
  Changes in operating assets and liabilities:
   Accounts receivable .................................        (400)        (481)
   Other current assets ................................      (1,036)        (297)
   Accounts payable ....................................        (933)         (44)
   Accrued expenses ....................................       1,409          119
   Deferred revenue ....................................           7            1
   Deposits ............................................         (37)          (2)
                                                           ---------    ---------
     Net cash used in operating activities .............      (2,861)      (1,516)

Investing activities:
 Additions to property and equipment ...................      (6,174)        (640)
 Purchases of investments ..............................    (432,083)        --
 Sales of investments ..................................     329,682         --
                                                           ---------    ---------
     Net cash used in investing activities .............    (108,575)        (640)

Financing activities:
 Stock options and warrants exercised ..................         758           11
 Proceeds from issuance of common stock, net of costs ..      12,988         --
 Proceeds from issuance of preferred stock, net of costs        --         10,482
 Repayment of note payable .............................        --           (750)
                                                           ---------    ---------
     Net cash provided by financing activities .........      13,746        9,743
                                                           ---------    ---------
Net increase (decrease) in cash and cash equivalents ...     (97,690)       7,587

Cash and cash equivalents at beginning of period .......      98,611        1,681
                                                           ---------    ---------
Cash and cash equivalents at end of period .............   $     921    $   9,268
                                                           =========    =========

Supplemental disclosure of cash flow information:
  Cash paid for interest ...............................   $    --      $      27


     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  Business Description and Summary of Significant Accounting Policies

Business Description

         eBenX, Inc. (the "Company") provides business-to-business e-commerce solutions to employers and health plans for the purchase, administration, and payment of group health insurance. The Company's group health insurance exchange provides an end-to-end solution, from request for proposal through premium payment. Our solution encompasses the assessment of health plans for employers, as well as a streamlined channel for the quoting, rating and selection of new and renewal group health insurance by employers and health plans. The Company's enrollment capabilities provide employees with the ability to make health plan choices and enroll online. The Company's Web-enabled, high volume rules-based interfaces allow employers and health plans to exchange eligibility information throughout the benefit year, and to complete premium billings and payments on a regular basis. The result is reduced administrative and health care costs for employers, reduced administrative costs for health plans, and more choice, convenience and improved service for employees and their dependents.

Basis of Presentation

         The condensed consolidated financial statements included herein, except for the December 31, 1999 balance sheet which was extracted from the audited financial statements of December 31, 1999, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ended December 31, 2000. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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


2.   Comprehensive Income

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Comprehensive loss for the six months ended June 30, 2000 was $24,000, consisting solely of unrealized loss on available-for-sale securities. The tax effects of the other comprehensive loss were not considered to be material.


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


4.  Deferred stock-based compensation

         In connection with the granting of stock options to employees, the Company recorded deferred stock-based compensation totaling approximately $5.5 million in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. The deferred stock-based compensation is included as a component of stockholders' equity and is being amortized over the vesting period of the options. Approximately $1.1 million of amortization expense was recognized in the six months ended June 30, 2000. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through 2004.


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

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which amended SAB 101 and superseded SAB 101A, further delaying the implementation date of SAB 101 for registrants with fiscal years that end after December 15, 1999. The Company is required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, by December 31, 2000. The adoption of SAB 101 is not expected to have a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

           Except for historical information, this document contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, service development, relationships with strategic partners and pending acquisitions. These forward-looking statements include declarations regarding our belief or current expectations of management, such as statements indicating that "we expect," "we anticipate," "we intend," "we believe," and similar language. We caution that any forward-looking statement made by us in this Form 10-Q or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the factors set forth on Exhibit 99.1 to eBenX's Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission.

         The following discussion and analysis of the financial condition and results of operations of eBenX should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, and included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Overview

         We provide business-to-business e-commerce solutions to employers and health plans for the purchase, administration, and payment of group health insurance. Our solution includes assessing health plans; quoting, rating and selecting new and renewal group health insurance; providing enrollment capabilities which give employees the ability to make health plan choices and enroll online; and allowing employers and health plans to exchange eligibility information and complete premium billings and payments.

         From inception until September 1999, we were incorporated under the name Network Management Services, Inc. In September 1999, we changed our name to eBenX, Inc.

         Our principal source of revenue is derived from providing ongoing group health eligibility administration and premium billing and payment exchange services. Exchange services revenue typically is priced on a per employee per month basis with adjustments made to accommodate the number of health plan communication and computer connections, or interfaces, required by the customer. In many cases, we allow fixed and variable fee structures to permit volume-adjusted pricing. We recognize revenue for exchange services as the services are performed. In addition, we earn revenue from health-benefit plan procurement fees as services are performed. We typically enter into three-year contracts with our large employer customers. Customers may purchase some or all of our services, and the customer relationship may evolve from utilizing procurement services to utilizing implementation services and per employee-based exchange services.

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

         Cost of services consists primarily of personnel costs for account management, operations, production and procurement and information technology costs for both ongoing procurement and exchange services and for customer implementation expense. The information technology costs relate to personnel costs, for implementing and maintaining customer and health plan computer interfaces, and computer hardware and software expenses related to computer processing. A significant portion of cost of services consists of new customer implementation expenses. Therefore, increasing numbers of new customers will cause the cost of services as a percentage of net revenue to increase.

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

         Since our inception, we have incurred losses. As of June 30, 2000, we had an accumulated deficit of $10.9 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, and the development and maintenance of our customer and health plan interfaces. We intend to continue to invest heavily in research and development, sales and marketing, and in our computer and administrative infrastructure. As a result, we believe that we will incur operating losses for the foreseeable future. Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

         The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.

                                            Three Months Ended   Six Months Ended
                                                  June 30             June 30
                                             ---------------     ---------------
                                              2000      1999      2000      1999
                                             -----     -----     -----     -----
Net revenue ..............................   100.0%    100.0%    100.0%    100.0%
Cost of services .........................    75.4      76.4      76.0      73.6
                                             -----     -----     -----     -----
     Gross margin ........................    24.6      23.6      24.0      26.4

Operating expenses:
  Selling, general and administrative ....    45.5      30.6      44.4      28.3
  Research and development ...............    28.5      15.4      28.5      15.8
  Amortization of stock-based compensation     8.0      --         9.5      --
                                             -----     -----     -----     -----
     Total operating expenses ............    82.0      46.0      82.4      44.1
                                             -----     -----     -----     -----
Loss from operations .....................   (57.4)    (22.4)    (58.4)    (17.7)
Interest income and other, net ...........    27.8       2.8      27.7       2.1
                                             -----     -----     -----     -----
Net loss .................................   (29.6)%   (19.6)%   (30.7)%   (15.6)%
                                             =====     =====     =====     =====

Comparison of the three months ended June 30, 2000 and 1999

         Net revenue. Net revenue for the three months ended June 30, 2000 increased to $6.4 million from $3.8 million for the same period in 1999, representing an increase of $2.6 million, or 69.8%. Growth in exchange revenue resulted from our success in direct sales of exchange services to new customers in late 1999 and first quarter of 2000, as well as through the expansion of exchange services to our existing customers in 2000. Revenue from procurement services increased primarily from new customer sales of service agreements beginning in the first or second quarter of 2000.

         Cost of services. Cost of services for the three months ended June 30, 2000 increased to $4.8 million, from $2.9 million for the same period in 1999, representing an increase of $1.9 million, or 67.6%. Cost of services, as a percentage of net revenues, decreased to 75.4% for the three months ended June 30, 2000 from 76.4% for the same period in 1999. The decrease can be attributed to cost efficiencies gained through our concerted efforts to streamline exchange processes and electronic interfaces.

         Selling, general and administrative. Selling, general and administrative expenses increased to $2.9 million for the three months ended June 30, 2000, from $1.1 million for the same period in 1999. The $1.8 million increase, or 152.6%, primarily was due to additions to management infrastructure and corporate personnel, as well as the expansion of our sales staff and marketing efforts. In addition, we incurred costs associated with the move of our corporate headquarters in April 2000. These costs included $210,000 for the write-off of leasehold improvements at the former premises and replaced furniture and equipment. Selling, general and administrative expenses, as a percentage of net revenues, increased to 45.5% for the three months ended June 30, 2000, from 30.6% for the same period in 1999. We anticipate that sales and marketing expenses will increase in future periods as we continue to expand our sales and marketing efforts.

         Research and development. Research and development expenses for the three months ended June 30, 2000 increased to $1.8 million, from $0.6 million for the same period in 1999, representing an increase of $1.2 million, or 213.4%. This increase primarily was due to additions to our research and development staff to enhance product offerings and expand services to the mid-size employer market. Research and development expenses, as a percentage of net revenues, increased to 28.5% for the three months ended June 30, 2000, from 15.4% for the same period in 1999. We anticipate that we will continue to devote substantial resources to our research and development efforts and related expenses will increase for the foreseeable future.

         Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income increased to $1.8 million for the three months ended June 30, 2000, from $105,000 for the same period in 1999. Net interest income for the three months ended June 30, 1999 included interest expenses related to outstanding debt obligations under our bank credit facility, which was repaid during 1999. The large increase in interest income between periods is primarily a result of the income earned on the proceeds received from the completion of our initial public offering on December 10, 1999, and increased income earned from customer payments to health plans.

         Amortization of stock-based compensation. In connection with the granting of stock options to employees, we recorded deferred stock-based compensation in 1999. For the three months ended June 30, 2000, we recorded $508,000 in amortization expense related to the deferred stock-based compensation. The amortization of deferred compensation will result in an additional $3.3 million of charges to operations through 2004.

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

Comparison of the six months ended June 30, 2000 and 1999

         Net revenue. Net revenue for the six months ended June 30, 2000 increased to $12.0 million from $7.1 million for the same period in 1999, representing an increase of $4.9 million, or 68.4%. This increase was due to our success in direct sales of both our exchange and procurement services to new customers in late 1999 and the first and second quarters of 2000, as well as the expansion of exchange services to our existing customers.

         Cost of services. Cost of services for the six months ended June 30, 2000 increased to $9.1 million, from $5.2 million for the same period in 1999, representing an increase of $3.9 million, or 73.8%. Cost of services, as a percentage of net revenues, increased to 76.0% for the six months ended June 30, 2000 from 73.6% for the same period in 1999, primarily due to additional amounts invested to standardize and streamline our rules-based interfaces with clients and healthplans, as well as increased personnel and computer-related infrastructure costs to establish a second data center.

         Selling, general and administrative. Selling, general and administrative expenses increased to $5.3 million for the six months ended June 30, 2000, from $2.0 million for the same period in 1999. The $3.3 million increase, or 164.1%, primarily was due to additions to management infrastructure and sales and marketing staff. The relocation of the corporate headquarters resulted in a one-time charge of $210,000 for the write-off of property and equipment. Selling, general and administrative expenses, as a percentage of net revenues, increased to 44.4% for the six months ended June 30, 2000, from 28.3% for the same period in 1999. We anticipate that sales and marketing expenses will increase in future periods as we continue to expand our sales and marketing efforts.

         Research and development. Research and development expenses for the six months ended June 30, 2000 increased to $3.4 million, from $1.1 million for the same period in 1999, representing an increase of $2.3 million, or 202.8%. This increase primarily was due to additions to our research and development staff to enhance product offerings and expand services to the mid-size employer market. Research and development expenses, as a percentage of net revenues, increased to 28.5% for the six months ended June 30, 2000, from 15.8% for the same period in 1999. We anticipate that we will continue to devote substantial resources to our research and development efforts and related expenses will increase for the foreseeable future.

         Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income increased to $3.3 million for the six months ended June 30, 2000, from $150,000 for the same period in 1999. Net interest income for the six months ended June 30, 1999 included interest expenses related to outstanding debt obligations under our bank credit facility, which was repaid during 1999. The large increase in interest income between periods is primarily a result of the income earned on the proceeds received from the completion of our initial public offering on December 10, 1999, and increased income earned from customer payments to health plans.

         Amortization of stock-based compensation. In connection with the granting of stock options to employees, we recorded deferred stock-based compensation in 1999. For the six months ended June 30, 2000, we recorded $1.1 million in amortization expense related to the deferred stock-based compensation. The amortization of deferred compensation will result in an additional $3.3 million of charges to operations through 2004.

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

         As of June 30, 2000, we had $103.3 million in short-term investments and cash and cash equivalents. Short-term investments consisted primarily of commercial paper and corporate and government bonds. Cash equivalents consisted primarily of money market funds.

         Our operating activities used cash of $2.9 million and $1.5 million in the six months ended June 30, 2000 and 1999, respectively. The use of cash in operations in 2000 was due primarily to our net loss and an increase in other current assets and accounts payable, partially offset by an increase in accrued expenses and non-cash charges for depreciation, amortization, and the loss on sale of property and equipment. The use of cash in operations in 1999 was due primarily to the net loss for the period, along with an increase in accounts receivable and other current assets, partially offset by non-cash charge for depreciation.

         Our investing activities used cash of $108.6 million and $0.6 million in the six months ended June 30, 2000 and 1999, respectively. In 2000, our investing activities used $432.1 million for purchases of investments, generated $329.7 million from the sale of investments, and used $6.2 million for additions to property and equipment. These additions were made in connection with the move of the corporate headquarters in April 2000, and consisted primarily of leasehold improvements and additional office furniture and equipment. In 1999, our investing activities used cash of $0.6 million for additions to equipment.

         Our financing activities provided cash of $13.7 million and $9.7 million in the six months ended June 30, 2000 and 1999, respectively. Proceeds from the issuance of common stock generated $13.0 million in cash, comprised of net proceeds of $14 million from the underwriter's exercise of the over-allotment option to purchase 750,000 shares of common stock, offset by additional payments of expenses related to our initial public offering. Stock issued under the exercise of options and warrants generated net cash of $0.7 million in 2000. In 1999, proceeds from the issuance of preferred stock provided $10.5 million in cash, while the repayment of a note payable used $0.8 million of cash. The exercise of stock options generated an additional $11,000 in cash.

         Our equipment additions consist primarily of computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our equipment additions will continue to increase in the future. Since inception, we have funded equipment additions either through the use of working capital or with operating leases. We expect to continue to add computer hardware and software and to use operating leases to finance these additions.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

         Our exposure to market risk for changes in interest rates relate primarily to our short-term investments. We do not use derivative financial instruments. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are held at market value, with unrealized gains and losses included in other comprehensive income.

         The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investments at June 30, 2000 (in thousands):

                                    2000          2001           Total
                                -----------    -----------    -----------
Cash equivalents                $       921    $      --      $       921
  Average interest rate                5.91%          --             5.91%
Short-term investments          $   100,199    $     2,178    $   102,377
  Average interest rate                6.56%          6.74%          6.56%

Exchange Rate and Commodity Price Sensitivity

         eBenX does not conduct business outside of the United States and does not invest in foreign instruments or commodities and, therefore, has no direct exposure related to either foreign currency exchange rate fluctuation or commodity price fluctuation.

                                     PART II

Item 1.  Legal Proceedings

         eBenX is not involved in any material legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         During the six months ended June 30, 2000 and pursuant to Section 4(2) of the Securities Act of 1933, we issued and sold 48,135 shares of common stock that were not registered under the Securities Act of 1933. The shares were issued to two employees for aggregate consideration of $160 upon the exercise of warrants for shares of common stock.

         The recipients of the securities in these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. The recipients had adequate access, through their relationship with us, to information about us. No placement agents were used in the foregoing transaction.

Use of Proceeds

On December 15, 1999, we closed our initial public offering of 5,000,000 shares of common stock. The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-87985). In January 2000, the underwriters exercised their over-allotment option to purchase 750,000 shares at the initial offering price of $20.00 per share. With the over-allotment option, the aggregate initial public offering proceeds totaled $115 million. After deducting underwriting discounts and commissions and other offering expenses of $9.5 million, we received net proceeds of approximately $105.5 million from the offering.

         We have used the net offering proceeds for the following purposes in the approximate amounts set forth below (in millions):

              Short-term investments                      $  96.4
              Working capital                                 2.9
              Purchase of furniture and equipment             6.2
                                                          -------
                       Total                              $ 105.5

         None of the net proceeds were paid, directly or indirectly to (i) officers or directors of eBenX or its affiliates, (ii) persons owning 10% or more of our equity securities or (iii) affiliates.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders in Minneapolis, Minnesota on May 25, 2000. Of the 16,192,687 shares outstanding as of the record date, 12,663,015 shares were present or represented by proxy at the meeting. The following actions were voted upon:

         A. A proposal to elect the following directors to serve for a term ending upon the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified.

            Director                   Votes For        Votes Withheld

            ----------------------    --------------    -------------------
            William J. Geary          12,656,090            6,925
            John M. Nehra             12,648,765           14,250

         B. A proposal to approve an amendment which increased the number of shares of Common Stock authorized for issuance pursuant to the Company's 1993 Stock Option Plan to 3,900,000 shares.

                 Votes For       Votes Against          Abstentions
                -------------    -----------------     ---------------
                 10,546,810        2,066,043              50,162


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

         10.4 Second Amended and Restated Investors' Rights Agreement, dated June 9, 1999 (relating to the registration rights relating to Series A, Series B and Series C Preferred Stock) (incorporated by reference to Exhibit 10.21 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

         10.5 Multi-Tenant Office Lease Agreement by and between the Company and Utah State Retirement Investment Fund, dated January 21, 2000.*

         27.1     Financial Data Schedule.*

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended June 30, 2000.

--------------------
*  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EBENX, INC.


Date:  August 11, 2000             By   /s/ John J. Davis
                                        ---------------------------------------
                                        John J. Davis
                                        Chief Executive Officer and President
                                        (principal executive officer)




Date:  August 11, 2000             By   /s/ Scott P. Halstead
                                        ---------------------------------------
                                        Scott P. Halstead
                                        Chief Financial Officer and Secretary
                                        (principal financial officer)