Form 10-Q
period 2000-09-30
EBENX INC
filed 2000-11-14
CIK 1095825

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ to
         _____________.

                         Commission file number 0-28365

                                   eBenX, Inc.
                            (Exact name of registrant
                          as specified in its charter)

              Minnesota                                 41-1758843
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                         605 North Highway 169,Suite LL
                          Minneapolis, Minnesota 55441
                    (Address of principal executive offices)

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


As of November 1, 2000 there were 19,490,224 shares of the registrant's common stock outstanding.
--------------------------------------------------------------------------------

                                   EBENX, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
                                      INDEX



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at September 30, 2000
              and December 31, 1999
         Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2000 and 1999
         Notes to Condensed Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

                                   EBENX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                        September 30,     December 31,
                                                             2000             1999
                                                        -------------     ------------
                           ASSETS
Current assets:
  Cash and cash equivalents ...........................   $     496       $  98,611
  Accounts receivable, net of allowance of $236 and $45       4,340           3,415
  Unbilled revenue ....................................       2,074             446
  Prepaid expenses and other ..........................       1,785             609
  Short-term investments ..............................      79,319            --
                                                          ---------       ---------
     Total current assets .............................      88,014         103,081

  Property and equipment, net .........................      11,169           2,456
  Deposits ............................................         140              62
  Goodwill and other intangibles, net .................      66,812            --
                                                          ---------       ---------
     Total assets .....................................   $ 166,135       $ 105,599
                                                          =========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................   $     888       $   1,353
  Accrued compensation ................................       1,209             960
  Accrued expenses ....................................       3,241             864
  Accrued offering costs ..............................         166           1,113
  Deferred revenue ....................................         266             183
                                                          ---------       ---------
     Total current liabilities ........................       5,770           4,473

Shareholders' equity:
  Common stock ........................................         192             152
  Additional paid-in capital ..........................     182,356         112,937
  Deferred stock-based compensation ...................      (7,598)         (4,714)
  Accumulated other comprehensive loss ................          (9)           --
  Retained deficit ....................................     (14,576)         (7,249)
                                                          ---------       ---------
     Total shareholders' equity .......................     160,365         101,126
                                                          ---------       ---------
Total liabilities and shareholders' equity ............   $ 166,135       $ 105,599
                                                          =========       =========

     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended      Nine Months Ended
                                                        September 30           September 30
                                                    --------------------    --------------------
                                                      2000        1999        2000        1999
                                                    --------    --------    --------    --------
Net revenue ....................................... $  7,644    $  4,638    $ 19,614    $ 11,746
Cost of services ..................................    5,590       3,836      14,685       9,069
                                                    --------    --------    --------    --------
     Gross profit .................................    2,054         802       4,929       2,677
                                                    --------    --------    --------    --------
Operating expenses:
  Selling, general and administrative .............    3,198       1,328       8,510       3,338
  Research and development ........................    1,964       1,167       5,376       2,294
  Amortization of stock-based compensation ........      672          67       1,811          67
  Amortization of goodwill and other intangibles...    1,518        --         1,518        --
                                                    --------    --------    --------    --------
     Total operating expenses .....................    7,352       2,562      17,215       5,699
                                                    --------    --------    --------    --------
Loss from operations ..............................   (5,298)     (1,760)    (12,286)     (3,022)
Interest income and other, net ....................    1,648         170       4,959         320
                                                    --------    --------    --------    --------
Net loss .......................................... $ (3,650)   $ (1,590)   $ (7,327)   $ (2,702)
                                                    ========    ========    ========    ========
Net loss per share:
  Basic and diluted ............................... $   (.21)   $   (.45)   $   (.44)   $   (.77)
                                                    ========    ========    ========    ========
Shares used in calculation of net loss per share:
  Basic and diluted ...............................   17,202       3,553      16,518       3,517
                                                    ========    ========    ========    ========


     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Nine Months Ended
                                                                September 30
                                                           ----------------------
                                                             2000          1999
                                                           ---------    ---------
Operating activities:
 Net loss ..............................................   $  (7,327)   $  (2,702)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation of property and equipment ...............         954          475
  Amortization of stock-based compensation,
    goodwill and other intangibles .....................       3,329           67
  Loss on sale of property and equipment ...............         210         --
  Changes in operating assets and liabilities:
   Accounts receivable .................................        (638)      (1,357)
   Other current assets ................................      (1,749)        (370)
   Accounts payable ....................................        (979)        (113)
   Accrued expenses ....................................       1,276          669
   Deferred revenue ....................................          83          150
   Deposits ............................................         (32)         (21)
                                                           ---------    ---------
     Net cash used in operating activities .............      (4,873)      (3,202)

Investing activities:
 Additions to property and equipment ...................      (7,866)        (939)
 Purchases of investments ..............................    (602,396)        --
 Sales of investments ..................................     523,068         --
 Cost of acquisition, net of cash acquired .............     (20,424)        --
                                                           ---------    ---------
      Net cash used in investing activities ............    (107,618)        (939)

Financing activities:
 Stock options and warrants exercised ..................         819           18
 Proceeds from issuance of common stock, net of costs ..      13,557         --
 Proceeds from issuance of preferred stock, net
    of costs............................................        --         10,482
 Repayment of note payable .............................        --           (750)
                                                           ---------    ---------
      Net cash provided by financing activities ........      14,376        9,750
                                                           ---------    ---------
Net increase (decrease) in cash and cash equivalents ...     (98,115)       5,609

Cash and cash equivalents at beginning of period .......      98,611        1,681
                                                           ---------    ---------
Cash and cash equivalents at end of period .............   $     496    $   7,290
                                                           =========    =========

Noncash investing and financing activities:
  Issuance of common stock for acquisition .............   $  49,440    $    --
  Deferred compensation related to options granted .....   $   5,169    $   4,194

     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Business Description and Summary of Significant Accounting Policies

Business Description

         eBenX, Inc. (the "Company") provides business-to-business e-commerce solutions for the purchase, administration and payment of group health and welfare benefits. The Company applies technology to simplify and automate the complex, ongoing and multiple transactions associated with the exchange of data and dollars between parties in the health and welfare benefits supply chain. The result is reduced administrative and health care costs for employers; improved efficiencies and strengthened client relationships for brokers and advisors; reduced administrative costs and more robust service offerings for health plans and other carriers; and more choice, convenience and improved service for employees and their dependents.

Basis of Presentation

         The condensed consolidated financial statements included herein, except for the December 31, 1999 balance sheet which was extracted from the audited financial statements of December 31, 1999, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

         The Company currently operates in a single business segment providing services to employers, brokers and other employee benefit advisors, and health plans and other carriers. The Company's customers are located throughout the United States.

Principles of Consolidation

         The consolidated financial statements include the Company and its wholly owned subsidiaries, Arbor Associates, Inc. and Managed Care Buyer's Group, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

2.       Comprehensive Income

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Comprehensive loss for the nine months ended September 30, 2000 was $9,000, consisting solely of an unrealized loss on available-for-sale securities. The tax effects of the other comprehensive loss were not considered to be material.


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


4.       Acquisition

         On September 6, 2000, the Company completed its acquisition of Arbor Administrative Services, Inc. ("Arbor"). Arbor provides benefits administration and related Web-based services to employers. Arbor distributes its services primarily through brokers and employee benefit advisors. The Company paid $17 million in cash and exchanged approximately 2,596,000 shares of eBenX stock with a fair value of $44.6 million for all of the outstanding common stock of Arbor. The common stock was valued using eBenX's average closing stock price on the date prior to and the date of the announcement. The Company also assumed all of the outstanding restricted stock, stock options and warrants of Arbor at a fair value of $4.8 million. The options and warrants were valued using the Black-Scholes option pricing model with inputs of .90 for volatility, 2 years for expected life, 6.35% for the risk-free interest rate, and a market value of $17.19. The restricted stock was valued at a market value of $17.19 per share. In connection with the acquisition, the Company incurred transaction costs consisting primarily of professional fees of $1.4 million, bringing the total purchase price for the acquisition to $67.8 million.

         The acquisition was accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Preliminary estimates based on management's best estimates of the fair values of the assets and liabilities of Arbor have been combined with the recorded values of the assets and liabilities of eBenX in the unaudited condensed consolidated financial information. These allocations are subject to change pending a final analysis of the value of the assets acquired and liabilities assumed.

         The total purchase price paid for the Arbor acquisition was allocated as follows:

                  Net assets acquired                $   (504)
                  Goodwill and other intangibles       68,331


         Goodwill and other intangible assets are being amortized over a three-year period. At September 30, 2000, accumulated amortization related to goodwill and other intangible assets acquired in the Arbor acquisition totaled $1.5 million.

         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine month periods ended September 30, 2000 and 1999, assuming Arbor had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                       Nine months ended
                                                          September 30
                                                     -------------------------
                                                       2000             1999
                                                     ---------       ---------
         Revenue                                     $  24,591        $ 15,037
         Net loss                                    $ (23,152)       $(19,889)
         Basic and diluted net loss per share        $   (1.23)       $  (3.25)

         The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. They are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.


5.       Deferred stock-based compensation

         In connection with the granting of stock options to employees prior to the Company's initial public offering, the Company recorded deferred stock-based compensation of approximately $5.5 million in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. In connection with the acquisition of Arbor in September 2000, the Company recorded deferred stock-based compensation of $5.2 million. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date all outstanding unvested options and restricted stock of Arbor were converted to Company options and restricted stock. The deferred stock-based compensation is included as a component of stockholders' equity and is being amortized over the vesting period of the options. Approximately $1.8 million of amortization expense was recognized in the nine months ended September 30, 2000. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through 2004.


6.      Recent Accounting Pronouncements

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

Overview

         We provide specialized business-to-business e-commerce solutions to employers, brokers and other employee benefit advisors, and health plans and other carriers for the purchase, administration, and payment of group health and welfare benefits. We apply the Internet and other technology to simplify and automate the complex, ongoing and multiple transactions associated with the exchange of data and dollars between parties in the health and welfare benefit supply chain.

         In September 2000, we acquired Arbor Administrative Services, Inc, which merged into our wholly owned subsidiary, Arbor Associates, Inc. Arbor is a web-based benefits administrator that offers one of the most functionally rich Web/IVR benefits platforms available in the market today, and provides full service benefit administration for mid-sized employers. Arbor distributes its services primarily through brokers and other employee benefits advisors. With the acquisition of Arbor, we add deep domain expertise in benefits administration, established mid-market broker relationships, and a strong mid-market customer base.

         From inception until September 1999, we were incorporated under the name Network Management Services, Inc. In September 1999, we changed our name to eBenX, Inc.

         Revenue is derived primarily from providing ongoing annual enrollment and health and welfare eligibility administration and premium billing and payment exchange services. Exchange services revenue typically is priced on a per employee per month basis with adjustments made to accommodate the number of health plan and other carriers required by the customer. In many cases, we allow fixed and variable fee structures to permit volume-adjusted pricing. We recognize revenue for exchange services as the services are performed. In addition, we earn revenue from health-benefit plan procurement fees as services are performed. We typically enter into three-year contracts with our large employer customers. Customers may purchase some or all of our services, and the customer relationship may evolve from utilizing procurement services to utilizing exchange services.

         The establishment of new large employer and carrier customer relationships involves lengthy and extensive sales and implementation processes. The sales process typically takes four to six months, and the implementation process takes an additional two to four months. The establishment of new mid-market customer relationships is coordinated through the broker or employee benefit advisor that has an existing relationship with the customer. The implementation process for mid-market customers typically takes one to three months. The sales process is accounted for under the selling, general and administrative expense category. The implementation process affects cost of services but may also impact research and development expense to the extent new customer relationships require new or enhanced service offerings.

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

         Selling, general and administrative expenses consist primarily of payroll and payroll-related expenses associated with sales and marketing, executive management and corporate administrative personnel, as well as professional fees and expenditures for advertising, public relations and promotional efforts. We intend to significantly increase our sales and marketing expenses over the next several years. We intend to invest substantially in an integrated marketing program, including the expansion and enhancement of our penetration into the mid-size employer market through broker partners and other employee benefit advisors and to health plans and other carriers through direct efforts. At the same time, we intend to devote additional resources to develop partnerships and relationships with human resource service and systems organizations. We expect that, in support of the continued growth and operation of our business, selling, general and administrative expenses will continue to increase for the foreseeable future.

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

         Since our inception, we have incurred losses. As of September 30, 2000, we had an accumulated deficit of $14.6 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, and the development and maintenance of our customer and carrier interfaces. We intend to continue to invest heavily in research and development, sales and marketing, and in our computer and administrative infrastructure. As a result, we believe that we will incur operating losses for the foreseeable future. Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

         The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.

                                                   Three Months Ended  Nine Months Ended
                                                     September 30        September 30
                                                   ------------------  -----------------
                                                     2000     1999      2000      1999
                                                   -------   -------   -------   -------
Net revenue ....................................     100.0%    100.0%    100.0%    100.0%
Cost of services ...............................      73.1      82.7      74.9      77.2
                                                   -------   -------   -------   -------
     Gross margin ..............................      26.9      17.3      25.1      22.8

Operating expenses:
  Selling, general and administrative ..........      41.8      28.6      43.4      28.4
  Research and development .....................      25.7      25.2      27.4      19.5
  Amortization of stock-based compensation .....       8.8       1.4       9.2       0.6
  Amortization of goodwill and other
     intangibles................................      19.9        --       7.8        --
                                                   -------   -------   -------   -------
     Total operating expenses ..................      96.2      55.2      87.8      48.5
                                                   -------   -------   -------   -------
Loss from operations ...........................     (69.3)    (37.9)    (62.7)    (25.7)
Interest income and other, net .................      21.6       3.6      25.3       2.7
                                                   -------   -------   -------   -------
Net loss .......................................     (47.7)%   (34.3)%   (37.4)%   (23.0)%
                                                   =======   =======   =======   =======

Comparison of the three months ended September 30, 2000 and 1999

         Net revenue. Net revenue for the three months ended September 30, 2000 increased to $7.6 million from $4.6 million for the same period in 1999, representing an increase of $3.0 million, or 64.8%. Growth in exchange services revenue resulted from our success in direct sales of exchange services to new customers in late 1999 and 2000, as well as through the expansion of exchange services to our existing customers in 2000. In addition, exchange services revenue includes approximately one month of revenue resulting from our acquisition of Arbor in September 2000. Revenue from procurement services increased primarily from new customer sales of service agreements beginning in 2000.

         Cost of services. Cost of services for the three months ended September 30, 2000 increased to $5.6 million, from $3.8 million for the same period in 1999, representing an increase of $1.8 million, or 45.7%. Cost of services, as a percentage of net revenues, decreased to 73.1% for the three months ended September 30, 2000, from 82.7% for the same period in 1999. The decrease can be attributed to cost efficiencies gained through our concerted efforts to streamline exchange processes and electronic interfaces and through our accelerated presence in the mid-market segment.

         Selling, general and administrative. Selling, general and administrative expenses increased to $3.2 million for the three months ended September 30, 2000, from $1.3 million for the same period in 1999. The $1.9 million increase, or 140.8%, primarily was due to additions to management infrastructure and corporate personnel, as well as the expansion of our sales staff and marketing efforts. Selling, general and administrative expenses, as a percentage of net revenues, increased to 41.8% for the three months ended September 30, 2000, from 28.6% for the same period in 1999. We anticipate that sales and marketing expenses will increase in future periods as we continue to expand our sales and marketing efforts.

         Research and development. Research and development expenses for the three months ended September 30, 2000 increased to $2.0 million, from $1.2 million for the same period in 1999, representing an increase of $800,000, or 68.3%. This increase primarily was due to additions to our research and development staff and external contractors to enhance product offerings and expand services to the mid-size employer market. Research and development expenses, as a percentage of net revenues, increased to 25.7% for the three months ended September 30, 2000, from 25.2% for the same period in 1999. We anticipate that we will continue to devote substantial resources to our research and development efforts and related expenses will increase for the foreseeable future.

         Amortization of stock-based compensation. In connection with the granting of stock options to employees, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. For the three months ended September 30, 2000, we recorded $672,000 in amortization expense related to the deferred stock-based compensation. The amortization of deferred stock-based compensation will result in an additional $7.6 million of charges to operations through 2004.

         Amortization of goodwill and other intangibles. Related to our acquisition of Arbor, goodwill and other intangibles of $68.3 million was recorded. Goodwill and other intangibles will be amortized over 36 months. For the three months ended September 30, 2000, we recorded $1.5 million in amortization expense related to these assets.

         Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans and other carriers. Net interest income increased to $1.6 million for the three months ended September 30, 2000, from $170,000 for the same period in 1999. The increase in interest income is primarily a result of the income earned on the proceeds received from the completion of our initial public offering on December 10, 1999, and increased income earned from customer payments to health plans and other carriers.

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

Comparison of the nine months ended September 30, 2000 and 1999

         Net revenue. Net revenue for the nine months ended September 30, 2000 increased to $19.6 million from $11.7 million for the same period in 1999, representing an increase of $7.9 million, or 67.0%. This increase was due to our success in direct sales of both our exchange and procurement services to new customers in late 1999 and early 2000, as well as the expansion of exchange services to our existing customers.

         Cost of services. Cost of services for the nine months ended September 30, 2000 increased to $14.7 million, from $9.1 million for the same period in 1999, representing an increase of $5.6 million, or 61.9%. Cost of services, as a percentage of net revenues, decreased to 74.9% for the nine months ended September 30, 2000 from 77.2% for the same period in 1999, primarily due to efficiencies gained from our efforts to standardize and streamline our rules-based interfaces with customers and health plans and other carriers.

         Selling, general and administrative. Selling, general and administrative expenses increased to $8.5 million for the nine months ended September 30, 2000, from $3.3 million for the same period in 1999. The $5.2 million increase, or 154.9%, primarily was due to additions to management infrastructure and sales and marketing staff. The relocation of the corporate headquarters resulted in a one-time charge of $210,000 for the write-off of property and equipment. Selling, general and administrative expenses, as a percentage of net revenues, increased to 43.4% for the nine months ended September 30, 2000, from 28.4% for the same period in 1999. We anticipate that sales and marketing expenses will increase in future periods as we continue to expand our sales and marketing efforts.

         Research and development. Research and development expenses for the nine months ended September 30, 2000 increased to $5.4 million, from $2.3 million for the same period in 1999, representing an increase of $3.1 million, or 134.4%. This increase primarily was due to additions to our research and development staff and external contractors to enhance product offerings and expand services to the mid-size employer market. Research and development expenses, as a percentage of net revenues, increased to 27.4% for the nine months ended September 30, 2000, from 19.5% for the same period in 1999. We anticipate that we will continue to devote substantial resources to our research and development efforts and related expenses will increase for the foreseeable future.

         Amortization of stock-based compensation. In connection with the granting of stock options to employees, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. For the nine months ended September 30, 2000, we recorded $1.8 million in amortization expense related to the deferred stock-based compensation. The amortization of deferred stock-based compensation will result in an additional $7.6 million of charges to operations through 2004.

         Amortization of goodwill and other intangibles. Related to our acquisition of Arbor, goodwill and other intangibles of $68.3 million was recorded. Goodwill and other intangibles will be amortized over 36 months. For the nine months ended September 30, 2000, we recorded $1.5 million in amortization expense related to these assets.

         Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans and other carriers. Net interest income increased to $5.0 million for the nine months ended September 30, 2000, from $320,000 for the same period in 1999. Net interest income for the nine months ended September 30, 1999 included interest expenses related to outstanding debt obligations under our bank credit facility, which was repaid during 1999. The increase in interest income is primarily a result of the income earned on the proceeds received from the completion of our initial public offering on December 10, 1999, and increased income earned from customer payments to health plans and other carriers.

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

Liquidity and Capital Resources

         Our initial public offering on December 10, 1999 generated gross proceeds of $100 million in cash. The January 2000 exercise of the underwriter's over-allotment option to purchase an additional 750,000 shares at $20.00 per share generated additional gross proceeds of $15 million in cash. After underwriting discounts and commissions and other costs, the net proceeds from the offering totaled $105.5 million. Approximately $20.4 million of these proceeds were used in connection with our acquisition of Arbor in September 2000. We intend to use the remaining proceeds from the offering for general corporate purposes, including working capital, sales and marketing expenditures, development of new products and services, and investment in technology infrastructure. In addition, a portion of the net proceeds may be used for other acquisitions of businesses, products and technologies that are complementary to ours. Pending use of the net proceeds for the above purposes, we have invested the proceeds from this offering in short-term, interest-bearing, investment-grade securities.

         As of September 30, 2000, we had $79.8 million in short-term investments and cash and cash equivalents. Short-term investments consisted primarily of commercial paper and corporate and government bonds. Cash equivalents consisted primarily of money market funds.

         Our operating activities used cash of $4.9 million and $3.2 million in the nine months ended September 30, 2000 and 1999, respectively. The use of cash in operations in 2000 was due primarily to our net loss, an increase in other current assets and accounts receivable, and a decrease in accounts payable, partially offset by an increase in accrued expenses and non-cash charges for depreciation and amortization of goodwill, intangibles, and stock-based compensation. The use of cash in operations in 1999 was due primarily to the net loss for the period and an increase in accounts receivable, partially offset by a non-cash charge for depreciation.

         Our investing activities used cash of $107.6 million and $0.9 million in the nine months ended September 30, 2000 and 1999, respectively. In 2000, our investing activities used $602.4 million for purchases of investments, generated $523.1 million from the sale of investments, and used $7.9 million for additions to property and equipment. These additions were made in connection with the move of the corporate headquarters in April 2000, and consisted primarily of leasehold improvements and additional office furniture and equipment. The acquisition of Arbor used an additional $20.4 million, net of cash acquired, in the nine months ending September 30, 2000. In 1999, our investing activities used cash of $0.9 million for additions to equipment.

         Our financing activities provided cash of $14.4 million and $9.8 million in the nine months ended September 30, 2000 and 1999, respectively. Proceeds from the issuance of common stock generated $13.6 million in cash, comprised of net proceeds of $14 million from the underwriter's exercise of the over-allotment option to purchase 750,000 shares of common stock, offset by additional payments of expenses related to our initial public offering. Stock issued under the exercise of options and warrants generated net cash of $0.8 million in 2000. In 1999, proceeds from the issuance of preferred stock provided $10.5 million in cash, while the repayment of a note payable used $0.8 million of cash. The exercise of stock options generated an additional $18,000 in cash.

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

         The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investments at September 30, 2000 (in thousands):

                                     2000          2001           Total
                                   --------       ------         -------
Cash equivalents                   $   496        $   --         $   496
  Average interest rate               6.18%           --            6.18%
Short-term investments             $74,137        $5,182         $79,319
  Average interest rate               6.65%         6.92%           6.67%

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


Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         In connection with the merger of Arbor Administrative Services, Inc. with and into our wholly owned subsidiary, Arbor Associates, Inc. on September 6, 2000, and pursuant to Section 4(2) of the Securities Act of 1933, we issued and sold 2,595,758 shares of common stock and 303,000 shares of common stock subject to restrictions or vesting provisions. Additional consideration for the merger included $17 million in cash and our assumption of all options and warrants of Arbor and the conversion of such options and warrants to acquire shares of eBenX Common Stock at an exchange ratio of .31528.

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

         We have used the net offering proceeds for the following purposes in the approximate amounts set forth below (in millions):

                  Short-term investments                       $ 72.3
                  Acquisition of Arbor                           20.4
                  Purchase of furniture and equipment             7.9
                  Working capital                                 4.9
                                                               ------
                           Total                               $105.5

         In connection with our acquisition of Arbor, the eBenX President of Mid-Market, formerly President of Arbor, received approximately $11.4 million in his capacity as the majority shareholder of Arbor. Otherwise, none of the net proceeds were paid, directly or indirectly to (i) officers or directors of eBenX or its affiliates, (ii) persons owning 10% or more of our equity securities or
(iii) affiliates.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


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

         27.1     Financial Data Schedule.*

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended September 30, 2000:

         August 31, 2000 - Item 5, Other Events, and Item 7, Financial Statements and Exhibits. eBenX, Inc. filed a press release announcing the signing of a definitive agreement to acquire Arbor Administrative Services, Inc.

         September 14, 2000 - Item 2, Acquisition or Disposition of Assets, and
         Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. eBenX, Inc. provided a summary of the acquisition of Arbor Administrative Services, Inc. and filed the definitive agreement providing for the acquisition.


* Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EBENX, INC.





Date: November 14, 2000                 By /s/ Scott P. Halstead
                                           -------------------------------------
                                           Scott P. Halstead
                                           Chief Financial Officer and Secretary
                                           (principal financial officer)