Form 10-K405
period 2000-12-31
EBENX INC
filed 2001-03-23
CIK 1095825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-K

                 Annual report pursuant to section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                    For fiscal year ended December 31, 2000

                       Commission File Number: 333-87985

                                  eBenX, Inc.

                                                       41-1758843
               Minnesota                    IRS Employer Identification No.
         State of Incorporation

                               ----------------

                             605 North Highway 169
                                    Suite LL
                       Minneapolis, Minnesota 55441-6465
                     Address of Principal Executive Offices

                        Telephone Number: (763) 614-2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of common stock held by non-affiliates based upon the closing Nasdaq sale price on March 1, 2001 was $113,018,567.

   Number of shares outstanding on March 1, 2001 was 19,655,403 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Proxy Statement for its May 24, 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                 PART I
Business.................................................................    1
Properties...............................................................   13
Legal Proceedings........................................................   13
Submission of Matters to a Vote of Security Holders......................   13
                                 PART II
Market for Registant's Common Equity and Related Stockholder Matters.....   14
Selected Consolidated Financial Data.....................................   15
Management's Discussion and Analysis of Financial Condition and Results
 of Operations...........................................................   15
Quantitative and Qualitative Disclosures about Market Risk...............   27
Financial Statements and Supplementary Data..............................   28
Changes in and Disagreements with Accountants on Accounting and Financial
 Disclosure..............................................................   45
                                PART III
Directors and Executive Officers of the Registrant.......................   45
Executive Compensation...................................................   45
Security Ownership of Certain Beneficial Owners and Management...........   45
Certain Relationships and Related Transactions...........................   45
                                 PART IV
Exhibits, Financial Statement Schedules and Reports on Form 8-K..........   45

Forward-Looking Statements

   Except for historical information, this document contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, service development, relationships with strategic partners, pending acquisitions and other factors discussed under "Risks Related To Our Business". These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that "we expect," "we anticipate," "we intend," "we believe," and similar language. We caution that any forward-looking statement made by us in this Form 10-K or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-K.

                                     PART I

Item 1. Business

Overview

   We provide specialized technology-based solutions for the administration of health and welfare benefit programs. We use the Internet, proprietary technology and strategic support resources to simplify and automate the sharing of data and the completion of complex, multiple and ongoing financial and administrative transactions that are necessary to administer and pay for health and welfare benefits. Utilizing eBenX services results in more choice and reduced costs for employers; improved efficiencies and strengthened client relationships for brokers and other benefit advisors; reduced costs and the ability to offer new products for health plans and other benefit suppliers; and more choice, convenience and improved service for employees and their dependents.

Group Health & Welfare Benefits

General Industry Background

   With new capabilities, changing demographics and our society's ongoing commitment to health and well-being, costs associated with health care continue to grow at a rate above other economic sectors. In 1999, it is estimated that the United States spent approximately $1.23 trillion on health care services and benefits. Aside from the federal government, which accounts for roughly half of all health care expenses, employers are the most significant purchasers of health and welfare benefits for employees, retirees and their dependents. Currently, more than half of the U.S. population receives group health insurance benefits through their employers, representing more than $600 billion in services and payments between employers and carriers, the two primary participants in the health and welfare benefits supply chain. Approximately three percent of that $600 billion, or $18 billion, is estimated to have been spent on the selection and administration of employee health and welfare benefits in 1999.

   Health and welfare benefits represent the single largest benefit expense for employers. In 2001, the average cost of providing coverage for active and retired workers is estimated to be approximately $4,752 per employee. We expect this average cost to increase 9% to 19% annually over the next five years. In 2001, on average, each active employee is expected to contribute 19% of this amount through payroll deductions and co-payments. We believe that this percentage will increase.

   Health and welfare benefits generally include health care, life, dental, short-term disability, long-term disability, and vision.

   Employers, the primary benefit purchasers, can be segmented into three categories:

  . Large employers: Those with more than 5,000 employees with complex benefit structures such as the Fortune 1000 companies and federal, state and local governments;

  . Mid-sized employers: Generally defined as those with 250 to 5,000 employees; and

  .  Small employers: Under 250 employees.

   Broadly characterized, carriers consist of any organization that reimburses physicians, hospitals, pharmacies and other direct providers of health care. These organizations include:

  .  Health maintenance organizations;

  .  Preferred provider organizations;

  .  Point of service plans;

  .  Self-directed health plans;

  .  Indemnity carriers;

  .  Third party administrators; and

  .  Pharmacy benefit managers.

   Prior to the 1980s, employers typically purchased health benefits through a single third-party administrator or national indemnity insurance carrier. However, with the growth of managed care in the 1980s and 1990s, employers began to purchase coverage through an increasing number of health plans because the managed care system is comprised of numerous provider networks with limited geographic locations. Among HMOs alone, there are over 700 licensed local health plans in the United States. Reflecting this proliferation of new types of plans and payers, we estimate that each Fortune 500 employer today contracts with an average of 30 different plans.

Administration of Health & Welfare Benefits

   The administrative and financial processes that connect employers and carriers are complex, expensive and highly inefficient. Large and mid-sized employers generally purchase from multiple carriers. Carriers generally charge employers based on the number of enrolled employees and their projected actuarial risk or, alternatively, pay providers on behalf of the employer and then are reimbursed by the employer. Therefore, an individual employer is subject to multiple administrative and financing arrangements.

   The administrative and financial processes consist of two basic components commonly referred to as the "front-end" and "back-end."

Front-end

   The front-end process refers to the selection of various carriers by an employer, the provision of information to employees so they can make individual benefits selections, and the collection and ongoing maintenance of enrollment and eligibility data.

   Carrier selection. Employers annually solicit rate quotes from health plans and other carriers in order to select which plans will be made available to their employees. Employers may choose as few as one or as many as 150 or more health plans depending on the employers' geographic locations and the desire to offer health plan choices. Large and mid-sized employers usually offer multiple health plans to provide greater choice, geographic coverage and access to specialized services for their employees. Employers choose various financing mechanisms depending on the level of risk they wish to retain, including self funded, fully insured, partially insured, or a combination of all three financing mechanisms. To make these decisions, large employers usually are supported by consultants while mid-sized employers generally use brokers.

   Communication of benefits information to employees. Employers annually provide information to employees regarding the availability and material features of each benefit plan offered for that year. This process entails distribution of printed materials, mailings and other manual, paper-based communications. Increasingly, employers and carriers are using electronic means to present, distribute and allow access to this information. Due to continuous changes in benefit information, materials must be regularly updated.

   Collection of enrollment and eligibility information. Employees enroll in one or more of the available benefit plans during an annual open enrollment period. Employers collect enrollment and eligibility data using a wide variety of methods, including paper forms, telephone-based systems and Web-based self-service enrollment systems. Enrollment data includes information on the employee's benefit plan choices and primary care provider. Eligibility information is basic information about the employee and his or her dependent(s), such as name, address, date of birth, Social Security number, employment code, benefit status, coverage level and eligibility period.

   Life & work event management. In addition to collecting annual enrollment and eligibility information, employers need to obtain and communicate daily life event changes that affect coverage status. These changes include employee marriages, divorces, child births and address changes, as well as career events such as new hires, terminations and movements from hourly to salaried status. Health and welfare benefits are the only benefits that must maintain and store precise family history; no other benefits offered by employers require as high a level of information collection and continuous monitoring and modification.

Back-end

   While the front-end process focuses on communication and collection of information between employers and employees, the back-end process focuses on managing and sharing eligibility and financial data with carriers and using these data to reconcile payments.

   Post enrollment data management. Once enrollment and eligibility data is collected, employers undertake a cumbersome process to authenticate, edit, categorize and organize the data. This process also requires the ongoing classification of employees by employment status, such as active, retired, surviving spouse, student, and eligible to receive benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), in order to accommodate diverse collection and payment processes for each category. This data management is critical to accurate billing, internal accounting and reconciling of payments between an employer and its carriers.

   Eligibility data distribution. At a minimum, eligibility data should be transferred on a weekly basis from employers to carriers and in a manner that assures it will be correctly recorded. In many cases, however, this data is transferred far less frequently and with little assurance that it will be correctly interpreted by the carrier. At best, the data is communicated electronically between legacy systems and, at worst, via hard copy data entry. Ultimately, this eligibility data is required when employees and dependents present themselves to physicians and other providers for health care services. Providers obtain patient eligibility information via telephone or computer from patients' health plans prior to rendering services.

   Billing, reconciliation and settlement. Carriers bill employers on a weekly or monthly basis based on either enrollment numbers and quoted rates, or on claims paid. It is our belief, based on our experience, that employers initially pay these multiple paper bills without completely auditing them. Employers then manually reconcile the number of enrolled employees and their eligibility status using their own internal data. Because of data discrepancies and delays in transfer and billing cycles, the carriers' data and the employers' data are rarely the same, and thus ongoing payment disputes are common.

Factors Influencing the Marketplace and Related Issues

   The benefits procurement, administration and payment process is encumbered by inefficient procedures for rate setting, gathering and transferring data and executing payment transactions. These inefficiencies, together with other factors unique to health care delivery, result in the following significant challenges:

   Fragmented employers and health plans. There are more than 30,000 large and mid-sized employers in the United States, many of which have a broadly dispersed employee base often located in multiple sites across the United States. In contrast, there are over 700 independent HMOs in the United States today, which generally operate in a single or limited geographic area. As a result, employers contract with multiple health plans to provide complete geographic coverage and choice for all of their employees.

   Increasing group health insurance benefit costs. The average cost of employee and retiree health care is expected to increase 9% to 19% annually over the next five years. As these costs rise, we believe employers will seek more cost-effective health insurance benefits solutions, will be more critical in their selection of carriers and will demand a more competitive bidding process. In addition, we believe employers will be looking for different solutions which could include changing employee contribution schemes, employee self-directed health plan choices and changing the pricing structure between employers and health plans.

   Complex data management. Carriers collect complex, detailed and dynamic data in varying formats from multiple employers. Conversely, employers must distribute this data in varying formats to multiple carriers. A failure to accurately update eligibility and financial data in a timely fashion may result in additional administrative costs and financial reconciliation problems and can lead to employees and their dependents being wrongfully denied health care services.

   Eligibility and financial data formats vary considerably throughout the health and welfare benefits supply chain and typically are unique to each particular employer and carrier. The collection, storage and transmission of this data remains a labor-intensive, paper-based and error-prone process. As a result, most carriers are unable to frequently update this data. Some efforts have been made to develop a common standard. However, these standards do not meet the complex needs of multiple purchasers and have not been widely accepted.

   Most employers use their own unique human resource information systems and other benefit and payroll related systems to communicate with multiple carriers. These carriers, in turn, rely on their own unique legacy systems. Often, within a single employer or carrier, there are several systems in place for collecting and storing this data that are unable to easily communicate with one another.

   Archaic pricing and financing processes. Employers must obtain rate quotes from carriers based on the estimated risk of the employers' employee population for that geographic market. Rates between plans are difficult to compare because of differing plan designs and underwriting methodologies. Today, a three-tier premium pricing standard (employee, employee + spouse, and family) is common. This pricing standard, which dates back to the 1960s, is based on the general risk of an employer group for a specific geographic area, not the risk of an individual employee or family. Health plans agree to cover all employees regardless of their health risk profiles or pre-existing conditions and, consequently, are paid a fixed fee per month that is the same for all employees within a tier. In many cases this results in plans bidding only on the entire employer group for that specific geographic market, therefore limiting employee choice.

   Inefficient and inaccurate billing, reconciliation and settlement processes. Employers receive bills from each of their carriers in different formats and, in some cases, for different coverage periods. These bills are calculated using the data of the carriers. If a carrier is late in recognizing an employee's termination, for example, the bill will be wrong and only an employer audit will catch the error. Regularly auditing carrier bills can be an arduous task depending on the number of carriers and the diversity of the payment arrangements. Inaccurate payments require significant manual intervention by employers and carriers to reconcile accounts.

   Brokers have limited transaction processing capability. In the mid-sized employer market, employers and carriers conduct business through brokers. Many brokers want to focus on strategic advisory services, and act as a trusted business partner with their employer clients rather than a paper processor. Brokers generally do not have access to the capital needed to develop Web-based benefits administration systems. Consequently, this mid-market process is largely labor-intensive, paper-based and highly inefficient.

   Added complexity caused by government regulation. Numerous federal, state and local laws and regulations govern the health care and insurance industries. These laws and regulations change frequently. In recent years, the responsibilities of employers that provide their employees with access to health care have increased significantly. In particular, COBRA and the Health Insurance Portability and Accountability Act of 1996 (HIPAA) have added substantial burdens to employers in the administration of employee health insurance benefits. The proposed legislation covering a patients' bill of rights includes a provision that may put carriers and employers at more risk of litigation. We believe this may have the effect of pushing employers toward a new pricing and financing system that may include such things as a defined contribution or self-directed approach to employee health insurance benefits.

Opportunity for Technology-Based Services

   Health and welfare benefit transactions are well suited for technology-based service solutions. Most of these transactions are information-based and do not require delivery of durable goods at the point of payment. However, unlike other e-commerce services, such as purchasing books or individual insurance online, health and welfare benefits transactions involve complex group insurance pricing, complex product presentation, and ongoing data management between multiple organizations.

   We believe that technology-based solutions for the health and welfare benefits supply chain can simplify the sharing of data and completion of financial and administrative transactions. The solutions require the following components:

   Front-end benefits administration:

  . Systems that enable employers or their brokers to present requests for bids to carriers, and for carriers to respond with proposals and sales; and

  . Annual and ongoing enrollment update tools that accommodate enrollment in numerous plans, and content engines that provide plan descriptions, provider networks and rate information.

   Back-end benefits administration:

  . Systems that transfer eligibility and financial data files between participants in the supply chain and execute payment transactions with all applicable parties.

   Currently, there are numerous front-end solutions that support enrollment. However, we believe efficient supply chain management will exist with a more seamless integration of the front- and back-end processes. We believe that linking our proprietary back-end technology and financial data management services with front-end solutions such as our ChoiceOne Link system and non-proprietary solutions provides a fully integrated end-to-end solution for group health and welfare benefits administration.

Opportunity to Create a Category

   Just like many employers turn to specialists for assistance in administering their payroll and 401(k) programs, we believe employers will turn increasingly to a specialist for help in administering their health and welfare benefits programs. A health and welfare benefits specialist is able to provide the technology and strategic support resources to help an employer simplify and automate the complex, ongoing and multiple transactions associated with the administration and exchange of data and dollars between participants in the health and welfare benefits supply chain.

   We see a new category of employee benefits administrators--the health and welfare benefits specialist--emerging in the marketplace. We believe that we are well positioned to define and lead this new category.

Our Solution

   We provide technology-based services that simplify and automate the management of group health and welfare benefits. Our services address the requirements of both the front- and back-end processes. During the first eight years of our operations, we focused on data and financial management systems and on building electronic connections between customers, such as PepsiCo, Inc., Northwest Airlines Corporation, GE Capital, Hilton Hotels Corporation and RR Donnelley & Sons Company and the United States' largest regional and local health plans and other carriers. This effort has resulted in connectivity to health plans that collectively serve approximately 85% of the managed care enrollment in the United States. Our acquisition of Arbor Administrative Services, Inc. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on our acquisition) provides us with a fully integrated real time enrollment and eligibility database platform which integrates with payroll providers and expands our suite of services.

   In 2000, we began integrating our proprietary back-end technology with multiple front-end enrollment applications, including ChoiceOne Link and those offered by PeopleSoft, Inc. and CitiStreet LLC.

Value Proposition

   Our solution provides value to all participants in the health and welfare benefits supply chain through the collection, management and storage of employee enrollment, eligibility and financial data and the ongoing transmission of this data to carriers. Additionally, we manage and execute the reconciling of payments between the purchasers and suppliers of health and welfare benefits.

   For employers, our technology-based solution:

  .  streamlines the enrollment process;

  . leverages existing relationships with human resources systems and services companies such as PeopleSoft, Inc., CitiStreet LLC and TALX Corporation;

  . reduces administrative costs associated with the distribution of benefit plan information to employees, the enrollment transaction, and the management and transfer of data among parties;

  . shifts the employer's responsibility to us for transmitting accurate enrollment and eligibility information to a variety of carriers and gives purchasers and suppliers access to real time eligibility via Web-enabled tools;

  . eliminates the traditional paper-based and labor-intensive payment reconciling process used by purchasers and suppliers, and delivers a single, consolidated bill to employers and automates accurate and retroactively adjusted payments to carriers;

  . allows more choice of plans and reduces the cost of switching between competing health plans;

  . reduces the cost of procuring health and welfare benefits by increasing carrier competition in the bidding process; and

  . increases the ability to attract and retain employees through more diverse benefit offerings.

   For carriers, our technology-based solution:

  . improves timeliness and accuracy and lowers the cost of receiving eligibility and financial data;

  . reduces the administrative burden associated with receiving eligibility and financial data;

  . provides improved customer service and provider claims adjudication through Web-enabled access to employers' eligibility and financial data; and

  . opens channels for them to create and distribute new products and services.

   For brokers and other benefit advisors, our technology-based solution:

  .  allows access to technology without significant capital expense;

  . moves services from a paper process to a more efficient Web-based solution;

  . allows them to more easily offer multiple health plans to their employer clients; and

  .  provides significant differentiation from competing brokers.

   For employees, our technology-based solution:

  . provides more opportunity for choice of plans and, through more competitive pricing, lower costs;

  . provides interactive voice response (IVR)/Web-based enrollment and plan information; and

  . improves quality of services by reducing eligibility data errors through the more timely and accurate transmission of eligibility data to carriers.

Health and Welfare Benefits Administration Services

   We manage complex and dynamic data from employees and employers, process this data and transmit it to the carriers that support the employer. Our core technology incorporates the business rules of each of the relevant participants in the supply chain, as well as the format translations needed to automatically reconcile and pay carriers. Our solution creates a standard for connectivity without causing employers or carriers to make major changes to their systems. Employers can use our services to manage their enrollment process, or they can manage it independently. We enable the employer to send data in the format and media of their choice. After enrollment, our system edits and translates the data into a standard format. To facilitate connectivity to carriers, our system then translates that data into the format that is compatible with the computer systems of the individual carriers utilized by our employer customers. This translated information is then transmitted in the medium acceptable to the carrier. The eligibility data stored in our system is more current than the data held by the carriers, allowing us to accurately bill the parties concerned.

   Our primary services are:

  . Enrollment: streamlined, self-service health and welfare benefits enrollment for human resource managers and employee populations via the Web or IVR. We have proprietary enrollment tools or can leverage the self-service enrollment tools of human resource system and service companies such as PeopleSoft, Inc. and CitiStreet LLC.

  . Administration: the input, processing and output of enrollment data, customer service support, financial services and carrier management.

  . Billing, payment and collection: creation of the invoice from the data, eligibility rules, and rates housed on our system. This allows the employer to obtain a consolidated bill for all of their carrriers and allows the carriers to turn off their billing mechanisms. After billing, the employer pays us and we pay the carriers on their behalf. The carriers accept our payment as payment in full because we have tied the dollars to the eligibility rules. Our bill automatically incorporates the retroactive adjustments caused by late adds, deletes and other eligibility changes.

   Our suite of services also includes flexible spending account administration, COBRA and HIPAA compliance services, medicare + choice services for retired employee populations and individual billing services for inactive employee populations, and enhanced administration services, such as primary care physician selection, over-age dependent verification, enhanced carrier audits, and employee/customer service support.

   Revenues generated from our administration or exchange services were $23,172,000, $13,823,000 and $7,742,000, for the years ended December 31, 2000,
1999 and 1998, respectively.

Health & Welfare Benefits Procurement Consulting Services

   We provide health and welfare benefits procurement consulting services to large employers, primarily our Fortune 1000 customers. We undertake these services on a project basis. We assist and advise our customers on their selection of potential carriers and other benefit suppliers, preparation of requests for proposals, evaluation of proposals, and rate negotiations. Approximately 27 of our employees engage in delivering these services. Our principal customers for these services are Federated Department Stores Inc., General Electric Company and Nabisco, Inc. We view these activities as a complement to our health and welfare benefits administration services. In addition, we gain valuable knowledge regarding market conditions and processes from providing these services. Revenues generated from our procurement consulting services were $5,829,000, $3,703,000 and $2,380,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

Our Strategy

   Our objective is to be the leading provider of technology-based services that manage the health and welfare benefits supply chain. Key elements to our strategy include the following:

   Create a new category. Much like large employers turn to specialists to administer payroll and their 401(k) programs, we believe employers will turn to a specialist for the administration of their health and welfare benefits, as a significant amount of an employer's money is involved, and the associated transactions are multiple, ongoing and extremely complex. "Health and welfare benefits supply chain management" is a new and emerging category that we are striving to define and lead. We will develop marketing programs to build awareness of this new category and the value of working with a specialist.

   Increase penetration of the large employer market. We will continue to focus on marketing our services to large employers with geographically dispersed employee populations and complex benefit plans where we can best demonstrate administrative efficiencies, cost savings and participant satisfaction. There are 1,500 employers in America with 5,000 employees or more. We now provide services to more than 20 of these employers, including Eastman Kodak Company, General Electric Company, Georgia-Pacific, KPMG LLP, Northwest Airlines Corporation, PepsiCo, Inc., The Reader's Digest Association, Inc., and Target Corporation. The remaining companies in the large employer market provide us with substantial growth opportunities.

   Expand large employer customer base through relationships with aggregators of employees. We intend to continue to aggressively expand through select relationships with aggregators such as human resource systems and service companies. Human resource systems and service companies include those involved with payroll, record keeping, and enterprise-wide systems. These key strategic relationships, with organizations such as PeopleSoft, Inc. and CitiStreet LLC, enhance our service offering and provide an opportunity to expand our customer base.

   Expand presence in the mid-size employer market. There are 30,000 mid-sized employers in America who buy group health insurance primarily through brokers. Through our acquisition of Arbor Administrative Services, Inc., a Web-based benefits administrator, we accelerated our presence in the mid-sized employer market. Our mid-market activities remain focused on selling our services to and through brokers who act as distribution partners to mid-sized employers. Our solution for the mid-market utilizes a more standardized approach to the administration of health and welfare benefits.

   Offer solutions to health plans and carriers. Carriers need a way to sell and service employers using new technology. Because employers buy from multiple health plans, we are well positioned to address the needs of health plans and carriers by leveraging our current applications. We believe we can offer carriers an efficient new distribution channel that will help them lower their administrative costs, especially in the areas of enrollment, billing and collection.

   Develop new products and services. We intend to use our market knowledge and experience to develop new products and services to fully leverage our technology-based services and consulting expertise. These may include a structure for offering a new risk-adjusted pricing model that would replace the current three or four tiered structures. This new pricing model will allow employers to offer a variety of standard products and benefit designs to employees at competitive prices. This platform of choice will enable the many carriers to compete for the employees' business as opposed to the employer's business.

   Pursue key strategic relationships to further enhance our service offering and client base. We intend to pursue key strategic relationships, including partnerships and acquisitions. These partnership and acquisition candidates could include companies that provide payroll, front-end enrollment, voluntary benefits and similar services. We believe that making strategic acquisitions and developing strategic relationships will enable us to enhance our service offerings and expand our client base.

Customers

   The following is a list of some of our major customers.

  Bass Hotel & Resorts Inc.               Northwest Airlines Corporation
  Eastman Kodak Company                   PepsiCo, Inc.
  Federated Department Stores,            RR Donnelley & Sons Company
  Inc.                                    Target Corporation
  General Electric Company                W.W. Grainger, Inc.
  Georgia-Pacific Corporation             Verizon Communications Inc.
  Hilton Hotels Corporation
  KPMG LLP

   In 2000, Verizon Communications Inc. and PepsiCo, Inc. accounted for 19.2% and 13.2%, respectively, of our consolidated revenue, while in 1999, Verizon Communications Inc. and PepsiCo, Inc. accounted for 28.0% and 20.3%, respectively, of our consolidated revenue. In 1998, PepsiCo, Inc., Verizon Communications Inc. and Northwest Airlines Corporation accounted for 19.1%, 17.1% and 14.0%, respectively, of our consolidated revenue. Verizon Communications Inc. will end its relationship with us at the end of the 2001 calendar year. We will continue to receive revenue from and provide services to Verizon through the end of 2001.

Connected Carriers

   The following is a list of some of the carriers with which we have interfaces.

  Aetna, Inc. Plans                       Kaiser Foundation Health Plan
  Blue Cross Blue Shield Plans            Merck-Medco
  CIGNA Health Plans, Inc.                PacifiCare Health Systems
  Delta Dental                            UnitedHealth Group Corporation Plans
  Harvard Pilgrim Health Care

Sales and Marketing

   Our sales, marketing and business development staff is organized according to our three key targeted customer segments: large employers, mid-sized employers and carriers. Executive management plays an active role in our sales, marketing and business development efforts.

   Large Employers. We sell directly to large employers, and we partner with human resource systems and service companies, such as PeopleSoft, Inc. and CitiStreet LLC. We employ a senior vice president in charge of sales who is supported by four regional sales directors and two technical sales support specialists. We expect to hire additional sales personnel in the next year. Our partnership efforts are supported by two employees. We will consider adding personnel to this area as other strategic relationships are developed. In addition, we augment the sales effort with four strategic procurement consultants who spend a portion of their time cross selling administrative services to the large employer market. Our sales efforts are supported by three marketing specialists.

   Due to the technical nature of our products and services, our typical sales cycle in the large employer market is four to six months and usually involves a competitive bidding process, which starts with a request for proposal from the employer. The employer often indicates that this request for proposal has been sent to other benefits administration service companies, which may or may not submit a proposal to the employer. Our sales process also is somewhat seasonal because most large employers undergo the open enrollment process in the fall of each year. We obtain approximately 75% of our customer commitments during the months of March through August. The mutual intent is that our services will become operational prior to the next open enrollment period.

   Mid-sized Employers. We utilize existing brokerage distribution systems to penetrate the mid-sized employer market. We employ seven staff members who are specifically focused on developing our sales and marketing efforts to mid-sized employers.

   Carriers. We sell directly to health plans and other carriers. Three employees, including the Chairman of our Company, are focused on developing this new market segment.

Customer Support

   We believe a high level of customer support is necessary to support and enhance the services we provide. We provide a wide range of customer support services through our call service center, account managers, customer service staff and an e-mail help desk. By providing consolidated customer service through our service center, we allow employers, brokers, carriers and other participants in the supply chain to resolve enrollment, eligibility and billing issues. We also assist individual participants with enrollment choices, grievances and benefit clarification. Our service center is available 24 hours a day, seven days a week through a combination of an Internet-based support service, voice mail, electronic mail, and a call center operating during normal business hours. We use a proprietary automated tracking system to ensure resolution of all inquiries. As of December 31, 2000, we had more than 130 employees in customer support functions.

Competition

   The market for health and welfare benefits administration services is intensely competitive, rapidly evolving and subject to continual change. Many of our actual and potential competitors have announced or introduced solutions that compete, at least in part, with our products and services. We believe that the principal competitive factors in this market are expertise in benefits administration, managed care and relevant government regulations, data integration and transfer technology, health and welfare benefits processing technology, customer service and support and price. We believe our products and services are competitive with respect to these factors and no other competitor can match our technology capabilities and domain expertise.

   We compete with administrative service providers and benefits consultants with administrative capabilities. We also compete with the internal information systems departments of employers and carriers that may choose to perform their own health and welfare benefits administration services. In the mid-sized employer market, we compete with other technology solutions that serve the automation and administration needs of brokers and other benefit advisors. In addition, many human resource service and systems companies have the health care expertise and financial strength to develop the technology necessary to compete with us. As the market evolves, we expect increasing competition from Internet-based service providers in both the health care connectivity market and the online insurance market. We believe that our established and proven technology, which predates the prevalence of the Internet, and our knowledge of the health care market provide us with the necessary capabilities to adapt to the evolving market and to increasing competition.

Systems and Technology

Primary Systems Information

   Historically, our services have been delivered using our proprietary BEN-NET technology as the core eligibility and financial exchange platform. BEN-NET was originally designed and implemented in 1994 to serve two distinct customer bases: Fortune 1000 employers and health insurance purchasing coalitions. Though the latter market never fully developed, the business requirements and attendant system capabilities, such as our ability to update, transmit and permanently store eligibility data at both the employee and dependent level, have provided additional benefit to our large employer clients. We have incorporated a number of enhancements to BEN-NET in three subsequent major releases.

   In calendar year 2000, as a result of our acquisition of Arbor Administrative Services, Inc., we also acquired its processing technology referred to as ChoiceOne Link. The ChoiceOne Link system is the platform for our mid-market activities, and provides front-end enrollment and eligibility capabilities via Web, IVR, and paper as well as back-end integration with payroll, human resourse information service systems and insurance carriers. Work is currently underway to provide a robust integration between ChoiceOne Link and BEN-NET.

BEN-NET

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

   Our BEN-NET production processing environment, maintained at two sites in the Minneapolis area, is composed of multiple servers, permitting maximum flexibility in organizing and protecting client data. The environment in which our database runs, UNIX, is a highly scalable platform. Given this platform, we are able to add capacity relatively easily; we can also physically organize our databases on different servers to optimize the processing performed on each server. For example, an entire production server can be dedicated to a single large client if this client has extensive processing requirements. Within this processing environment, we establish separate physical production databases for each of our large employer customers to ensure that customer data remains confidential and secure while maintaining its integrity. This enables us to provide secure, real time Internet-based employer, broker and carrier access to consistent, specified user group data data, resulting in reduced support costs and improved quality.

   We believe our proprietary data import and export management application is a key differentiator for our services. Electronic Vendor Interface Management
(EVIM) delivers the ability and flexibility to receive and transmit data between participants in the benefit supply chain. This application incorporates a library of health plan data maps as well as a deep knowledge of the business rules required for the complex managed care market.

   Electronic imports and exports (an average of 1,000 files per week with each file ranging from 500-130,000 records) are managed via EVIM, ensuring automated, timely distribution of data, payments, and reports to employers, brokers and carriers. The precise management of this flow of data also supports a key function of BEN-NET, the dynamic application of customer-related business rules to customer-delivered eligibility data, streamlining health plan delivery of both service and payment.

ChoiceOne Link

   ChoiceOne Link is delivered using a multi-tier information system comprising multiple NT servers and workstations. The NT servers host proprietary application logic, Microsoft SQL Server 7.0 databases, MS Internet Information Server, as well as firewall and intrusion detection applications. The workstations control ChoiceOne Link setup, maintenance, and batch processes. ChoiceOne Link was developed in Visual Basic 6.0, Java and C++.

Redundancy, System Backup, Security and Disaster Recovery

   We believe our facilities and operations include sufficient redundancy, back-up and security to ensure minimal exposure to systems failure or unauthorized access. The preparations in this area include the use of two data processing sites in Minnesota and two data processing sites in Pennsylvania in order to help provide redundancy for data and processes should one site be completely disabled. As part of our ongoing efforts, we simulate the loss of one of our data sites and enact our disaster recovery plan on a periodic basis.

   Incremental backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup tapes are stored at an offsite location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, documentation and other critical information necessary for recovery and continued operation. Our primary Minnesota data processing facility has two separate power feeds, uninterruptible power supply (UPS) and back-up generators that provide a level of redundancy should a power outage or interruption occur.

   We employ rigorous physical and electronic security to protect customer data. Our data centers have restricted card key access and appropriate additional physical security measures. Electronic protections include encryption, firewalls, multi-level access controls and separate customer databases.

Proprietary Rights

   We rely upon a combination of contractual rights, trade secrets, copyrights, technical measures, nondisclosure agreements, patents and trademarks to establish and protect proprietary rights in our products and technologies. However, we believe that intellectual property protection is less important than our ability to continue to develop new applications and services that meet the requirements of our industry. As a result, we have invested heavily in the research and development of our products and services, spending approximately $7,883,000, $4,012,000 and $1,519,000 in 2000, 1999 and 1998, respectively. We typically enter into nondisclosure and confidentiality agreements with our employees and consultants with access to sensitive information. These agreements may be breached and we may not have adequate remedies for any breach. Others may acquire substantially equivalent proprietary technologies or otherwise gain access to our proprietary technologies. In addition, any particular technology may not be regarded as a trade secret under applicable law. As a result of the reliance that we place on our trade secrets, loss of our trade secret protection could harm our business and results of operations. Arbor Associates, Inc. has patented its health and welfare benefit systems, which will expire in March of 2016.

   Although we have taken steps to protect our technology, the steps taken by us to protect our proprietary rights may not be adequate to prevent misappropriation of our technology or independent development or sale by others of software products with features based upon, or otherwise similar to, our products. While we believe our technology has been independently developed and that none of our technology or intellectual property infringes on the rights of others, third parties may assert infringement claims against us in the future. If infringement were established, we might be required to modify our products or technologies or obtain a license to permit our continued use of those rights. We may not be able to do either in a timely manner or upon acceptable terms and conditions, and any failure to do so could harm our business and results of operations. In addition, any future litigation necessary to protect our trade secrets, know-how or other proprietary rights, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others could result in substantial cost to us and diversion of our resources. Adverse determinations in any litigation or proceedings also could subject us to significant liabilities to third parties and could prevent us from producing, selling or using our products or technologies. We may not have the resources to defend or prosecute a proprietary rights infringement claim or other action.

Government Regulation

   The health care industry is highly regulated by state, federal and local laws and regulations, which are subject to change. Currently, few of these laws and regulations apply directly to our business but rather apply primarily to employers, health plans and health providers. For example, the confidentiality of individual health information and the circumstances under which such data may be released for inclusion in our databases may be subject to regulation under state and federal laws, including HIPAA, which governs the disclosure and the use of personal health information. Although compliance with these laws and regulations currently is principally the responsibility of health plans and providers, and we typically do not include confidential patient medical information in our databases, newly finalized regulations may extend to our business and some data that we include in our databases. In addition, we anticipate the issuance of federal standards that will require the implementation of security measures that apply to the maintenance and transmission of health information. Changes to these and other federal and state laws, as well as enactment of new legislation at the federal or state level, may materially restrict employers' and health plans' ability to store and transmit personal health information and may affect the use of our products and services.

   Laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The adoption of any additional laws or regulations may impede the growth of the Internet or other online services. This could decrease the demand for our products and services and increase our cost of doing business. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing property ownership, sales taxes and other forms of taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

   Finally, our function as a conduit for payment by employers to health plans may subject us to the provisions of the Employee Retirement Income Security Act (ERISA). ERISA imposes fiduciary duties on employers and health plans with respect to payments made on behalf of participants. Although we believe our role in the payment process is purely ministerial, it is possible that these fiduciary duties could be deemed to apply to us. In that event, we may become subject to greater liability with respect to these payments and may experience higher operating costs in order to comply with these regulations.

Properties

   Our headquarters are located at 605 North Highway 169, Suite LL, Minneapolis, Minnesota 55441-6465 and our telephone number is (763) 614-2000. The main office of our subsidiary, Arbor Associates, Inc., is located at 325 Chestnut Street, Suite 1010, Philadelphia, Pennsylvania 19106. Our Web site address is www.ebenx.com.

Employees

   As of December 31, 2000, we had 428 full-time employees, including 129 in information technology, 166 in operations, 44 in account relations, 33 in sales and marketing, 23 in consulting and 33 in administration and executive management. We have never had a work stoppage and none of our employees currently are represented under collective bargaining agreements. We consider our relations with our employees to be good. We believe that our future success will depend in part on the continued service of our senior management and key technical personnel and our ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in our industry and geographic locations is intense. We may not continue to be successful in attracting and retaining a sufficient number of qualified personnel to conduct our business in the future.

Item 2. Properties

   Our corporate headquarters are currently located in Plymouth, Minnesota where we lease approximately 91,100 square feet of office space. An additional 18,100 square feet will be added before May 1, 2001. This lease expires in 2005.

   Our subsidiary, Arbor Associates, Inc., maintains offices in Philadelphia, Pennsylvania for our mid-market division. It leases approximately 14,000 square feet of office space in an operating lease that terminates in 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock, $.01 par value, is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "EBNX". Prior to December 10, 1999, there was no public market for our common stock. The following table sets forth the high and low bid quotations for the period indicated as reported by the Nasdaq National Market.

                                           2000                  Period from
                                ---------------------------   December 10, 1999
                                  Q1     Q2     Q3     Q4    to December 31, 1999
                                ------ ------ ------ ------  --------------------
      Bid quotation per share:
        Low...................  $29.50 $12.75 $11.31 $ 6.75  $34.00
        High..................  $76.50 $36.88 $29.00 $14.00  $53.84

   As of March 1, 2001, we had 19,655,403 shares of Common Stock held by 370 shareholders of record. This does not reflect persons or entities that hold their stock in a nominee or a "street" name through various brokerage firms.

Dividend Policy

   We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Use of Proceeds from Initial Public Offering

   On December 15, 1999, we closed our initial public offering of 5,000,000 shares of common stock. In January 2000, the underwriters exercised their over-allotment option to purchase 750,000 shares at the initial offering price of $20.00 per share. The shares of the common stock sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-87985), the effective date of which was December 9, 1999. With the over-allotment option, the aggregate initial public offering proceeds totaled $115 million. After deducting underwriting discounts and commissions and other offering expenses of $9.5 million, we received net proceeds of approximately $105.5 million from the offering.

   We have used the net offering proceeds for the following purposes in the approximate amounts set forth below (in millions):

      Short-term investments............................................ $ 69.7
      Acquisition of Arbor..............................................   20.4
      Purchase of furniture and equipment...............................    6.9
      Working capital...................................................    8.5
                                                                         ------
        Total........................................................... $105.5

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

Recent Sales of Unregistered Securities

   Not applicable.

Item 6. Selected Consolidated Financial Data

   The following selected financial data should be read together with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this document. The selected statement of operations data shown below for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 are derived from our audited financial statements included elsewhere in this document. The selected statement of operations data shown below for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from our audited financial statements not included elsewhere in this document.

                                           Years Ended December 31,
                                    ------------------------------------------
                                      2000     1999     1998     1997    1996
                                    --------  -------  -------  ------  ------
                                    (In thousands, except per share data)
Statement of Operations Data:
  Net revenue...................... $ 29,001  $17,526  $10,122  $7,093  $4,360
  Net loss......................... $(15,490) $(5,027) $(1,042) $ (500) $ (581)
  Net loss per share:
    Basic and diluted.............. $  (0.90) $ (1.18) $ (0.30) $(0.15) $(0.18)
  Shares used in calculatrion of
   net loss per share:
    Basic and diluted..............   17,211    4,253    3,463   3,376   3,313

                                                  December 31,
                                    ------------------------------------------
                                      2000     1999    1998     1997     1996
                                    -------- -------- -------  -------  ------
                                                 (In thousands)
Balance Sheet Data:
  Cash and cash equivalents........ $    764 $ 98,611 $ 1,681  $ 1,009  $1,614
  Working capital.................. $ 82,436 $ 98,608 $ 1,782  $ 3,102  $3,981
  Total assets..................... $157,226 $105,599 $ 5,596  $ 5,084  $5,179
  Redeemable convertible preferred
   stock........................... $    --  $    --  $ 5,468  $ 5,468  $5,468
  Total shareholders' equity
   (deficit)....................... $153,470 $101,126 $(2,077) $(1,045) $ (564)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of the financial condition and results of operations of eBenX should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

Overview

   We provide specialized technology-based solutions to employers, brokers and other employee benefit advisors, and health plans and other carriers for the purchase, administration, and payment of group health and welfare benefits. We apply the Internet and other technology to simplify and automate the complex, ongoing and multiple transactions associated with the exchange of data and dollars between parties in the health and welfare benefits supply chain.

   In September 2000, we acquired Arbor Administrative Services, Inc., which merged into our wholly owned subsidiary, Arbor Associates, Inc. (Arbor). Arbor is a Web-based benefits administrator that offers a Web/IVR benefits platforms, and provides full service benefit administration for mid-sized employers. Arbor distributes its services primarily through brokers and other employee benefits advisors.

   Revenue is derived primarily from providing ongoing annual enrollment and health and welfare eligibility administration and premium billing and payment exchange services. Administrative or exchange services revenue typically is priced on a per employee per month basis with adjustments made to accommodate the number of health plans and other carriers required by the customer. In many cases, we allow fixed and variable fee structures to permit volume-adjusted pricing. We recognize revenue for administrative services as the services are performed. Revenue also is recorded for implementation fees associated with our administrative services. These fees are recognized as revenue over the period of time the implementation services are being provided. We also receive fees for providing enrollment services. These fees are recognized over the enrollment period as services are provided. In addition, we earn revenue from health and welfare benefits procurement consulting fees as services are performed. We typically enter into multi-year contracts with our large employer customers. Customers may purchase some or all of our services, and the customer relationship may evolve from utilizing procurement services to utilizing implementation and enrollment services and per employee-based administrative services.

   The establishment of new customer relationships involves lengthy and extensive sales and implementation processes. The large employer sales process typically takes four to six months, and the implementation process takes an additional two to four months. The establishment of new mid-market customer relationships is coordinated through the broker or employee benefit advisor that typically has an existing relationship with the employer. The implementation process for mid-market customers typically takes one to four months. The sales process is accounted for under the selling, general and administrative expense category. The implementation process affects cost of services but may also impact research and development expense to the extent new customer relationships require new or enhanced service offerings.

   Cost of services consists primarily of personnel costs for account management, operations, production and procurement and information technology costs for both ongoing procurement and administrative services and for customer implementation expense. The information technology costs relate to personnel costs for implementing and maintaining customer and health plan computer interfaces and computer hardware and software expenses related to computer processing. A significant portion of cost of services consists of new customer implementation expenses. Therefore, increasing numbers of new customers will cause the cost of services as a percentage of net revenue to increase.

   Selling, general and administrative expenses consist primarily of payroll and payroll-related expenses associated with sales and marketing, executive management and corporate administrative personnel, as well as professional fees and expenditures for advertising, public relations and promotional efforts. We intend to increase our sales and marketing expenses over the next several years, including expanding efforts to sell directly to health plans and other carriers. At the same time, we intend to devote additional resources to develop partnerships and relationships with human resource service and systems organizations. We expect that, in support of the continued growth and operation of our business, selling, general and administrative expenses will continue to increase for the foreseeable future.

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

   Since our inception, we have incurred losses. As of December 31, 2000, we had an accumulated deficit of $22.7 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, the development and maintenance of our customer and carrier interfaces, and the amortization of stock-based compensation, goodwill and other intangibles. We believe that we will incur operating losses for the next several years. Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

   The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.

                                                          Years Ended
                                                         December 31,
                                                       ---------------------
                                                       2000    1999    1998
                                                       -----   -----   -----
      Net revenue..................................... 100.0 % 100.0 % 100.0 %
      Cost of services................................  73.0    76.3    68.7
                                                       -----   -----   -----
          Gross profit................................  27.0    23.7    31.3
      Operating expenses:
        Selling, general and administrative...........  41.4    29.2    28.0
        Research and development......................  27.2    22.9    15.0
        Amortization of stock-based compensation......   9.4     4.4     --
        Amortization of goodwill and other
         intangibles..................................  24.7     --      --
                                                       -----   -----   -----
          Total operating expenses.................... 102.7    56.5    43.0
                                                       -----   -----   -----
      Loss from operations............................ (75.7)  (32.8)  (11.7)
      Interest income, net............................  22.3     4.1     1.4
                                                       -----   -----   -----
      Net loss........................................ (53.4)% (28.7)% (10.3)%
                                                       =====   =====   =====

   In addition to our operating results, we also track and provide enrollment statistics. Enrollment is defined as the number of employees to which we currently provide administration services. Enrollment commitments include the number of employees currently in enrollment, as well as new customer employee commitments that will be implemented in the foreseeable future. The following table sets forth our enrollment statistics for the periods indicated.

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
      Enrollment....................................... 780,000 535,000 320,000
      Enrollment commitments........................... 852,000 600,000 335,000

Years ended December 31, 2000 and 1999

   Net revenue. Net revenue increased to $29.0 million in 2000 from $17.5 million in 1999, representing an increase of $11.5 million, or 65.5%. This increase was due primarily to our success in direct sales of both our administrative and procurement services to new customers, as well as through the expansion of administrative services to our existing customers. In addition, revenue in 2000 includes approximately four months of revenue resulting from our acquisition of Arbor in September 2000.

   Cost of services. Cost of services increased to $21.2 million in 2000, from $13.4 million in 1999, representing an increase of $7.8 million, or 58.4%. The increase can be attributed to additional personnel and computer-related costs required to service our new clients. Cost of services, as a percentage of net revenues, decreased to 73.0% in 2000 from 76.3% in 1999, primarily due to efficiencies gained from our efforts to standardize and streamline our rules-based interfaces with customers and health plans and other carriers.

   Selling, general and administrative. Selling, general and administrative expenses increased to $12.0 million in 2000, from $5.1 million in 1999. The $6.9 million increase, or 134.5%, primarily was due to additions to management infrastructure and sales and marketing staff and a one-time write-off of property and equipment of $210,000 relating to the relocation of our corporate headquarters. Selling, general and administrative expenses, as a percentage of net revenues, increased to 41.4% in 2000, from 29.2% in 1999. We anticipate that sales and marketing expenses will increase in future periods as we continue to expand our sales and marketing efforts.

   Research and development. Research and development expenses increased to $7.9 million in 2000, from $4.0 million in 1999, representing an increase of $3.9 million, or 96.5%. This increase primarily was due to additions to our research and development staff and external contractors to enhance product offerings and expand services to the mid-sized employer market. Research and development expenses, as a percentage of net revenues, increased to 27.2% in 2000, from 22.9% in 1999. We anticipate that research and development expenses, as a percentage of net revenue, will decrease in the future due to technologies gained through the Arbor acquisition and subsequent integration efforts.

   Amortization of stock-based compensation. In connection with the granting of stock options to employees, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $2.7 million in amortization expense related to the deferred stock-based compensation in 2000, an increase of 254.5% from the $767,000 recorded in 1999. The amortization of deferred stock-based compensation will result in an additional $6.2 million of charges to operations through 2004.

   Amortization of goodwill and other intangibles. Related to our acquisition of Arbor, goodwill and other intangibles of $67.8 million was recorded. Goodwill and other intangibles will be amortized over 36 months. We recorded $7.2 million in amortization expense related to these assets in 2000.

   Interest income and other, net. Net interest income includes income earned from our invested cash and short-term investments and income earned from facilitating our customers' payments to their health plans and other carriers. Net interest income increased to $6.5 million in 2000, from $716,000 in 1999. The increase in interest income is a result of the income earned on the proceeds received from the completion of our initial public offering on December 10, 1999, and increased income earned from customer payments to health plans and other carriers. Net interest income in 1999 also included interest expenses related to outstanding debt obligations under our bank credit facility, which was repaid during 1999.

   Income taxes. As of December 31, 2000, we had unused federal and state research and development tax credit carryforwards of approximately $250,000 which begin to expire in 2009. In addition, we had unused federal net operating loss carryforwards at December 31, 2000 of approximately $11.4 million which begin to expire in 2009. The utilization of these carryforwards is dependent upon our ability to generate sufficient taxable income during carryforward periods.

Years Ended December 31, 1999 and 1998

   Net revenues. Net revenues increased to $17.5 million in 1999, from $10.1 million in 1998, representing an increase of $7.4 million, or 73.3%. This increase primarily was due to a new contract with Verizon Communications Inc. entered into in late 1998, the expansion of our relationship with PepsiCo, Inc. and new client implementations in 1999.

   Cost of services. Cost of services increased to $13.4 million in 1999, from $7.0 million in 1998, representing an increase of $6.4 million, or 91.4%. Cost of services, as a percentage of net revenues, increased from 68.7% in 1998 to 76.3% in 1999, primarily due to new customer implementations, as personnel and computer-related infrastructure costs were incurred to meet the increased demand for our services. Increasing numbers of new customers will cause the cost of services as a percentage of net revenue to increase.

   Selling, general and administrative. Selling, general and administrative expenses increased to $5.1 million in 1999, from $2.8 million in 1998, representing an increase of $2.3 million, or 82.1%. This increase primarily was due to the establishment of a sales team in late 1998 and additions to management. Selling, general and administrative expenses, as a percentage of net revenues, increased from 28.0% in 1998 to 29.2% in 1999.

   Research and development. Research and development expenses increased to $4.0 million in 1999, from $1.5 million in 1998, representing an increase of $2.5 million, or 166.7%. This increase primarily was due to additions to our research and development staff.

   Interest income, net. Net interest income includes income earned from our invested cash, income earned from facilitating our customers' payments to their health plans and expenses related to outstanding debt obligations under our bank credit facility. Net interest income increased to $716,000 in 1999, from $144,000 in 1998, or 397.2%, primarily as a result of the completion of our initial public offering on December 10, 1999 and increased income earned from customer payments to health plans. Interest expense was incurred for bank borrowings which were repaid during 1999.

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

Liquidity and Capital Resources

   Our initial public offering on December 10, 1999 generated gross proceeds of $100 million in cash. The January 2000 exercise of the underwriter's over-allotment option to purchase 750,000 shares at $20.00 per share generated additional gross proceeds of $15 million in cash. After underwriting discounts and commissions and other costs, the net proceeds from the offering totaled $105.5 million. Approximately $20.4 million of these proceeds were used in connection with our acquisition of Arbor in September 2000. We intend to use the remaining proceeds from the offering for general corporate purposes, including working capital, sales and marketing expenditures, development of new products and services, and investment in technology infrastructure. In addition, a portion of the net proceeds may be used for other acquisitions of businesses, products and technologies that are complementary to ours. Pending use of the net proceeds for the above purposes, we intend to invest the net proceeds from this offering in short-term, interest-bearing, investment-grade securities.

   Prior to our public offering we funded operations primarily through private sales of preferred stock and limited bank borrowings. Computer and communications equipment was funded primarily through operating leases.

   As of December 31, 2000, we had $77.5 million in short-term investments and cash and cash equivalents. Short-term investments consisted primarily of commercial paper and corporate and government bonds. Cash equivalents consisted primarily of money market funds.

   Our operating activities used cash of $8.5 million in 2000, $3.8 million in 1999 and $1.3 million in 1998. The use of cash from operations in 2000 was due primarily to our net loss, an increase in other current assets and a decrease in accounts payable, partially offset by non cash charges for depreciation and amortization. The use of cash from operations in 1999 and 1998 was due primarily to our net loss and an increase in accounts receivable, partially offset by an increase in depreciation and accrued expenses.

   Our investing activities used cash of $104.1 million in 2000 and $1.6 million in 1999, and provided cash of $1.2 million in 1998. In 2000 our investing activities used $786.6 million in cash for purchases of investments and $20.4 million for the acquisition of Arbor. Additions to property and equipment used $6.9 million, while sales of investments provided cash of $709.8 million. In 1999, our investing activities used cash of $1.6 million for additions to equipment. In 1998, we received proceeds of $2.0 million from the sale of U.S. Treasury Notes, and used cash of $0.8 million for additions to equipment.

   Our financing activities provided cash of $14.7 million in 2000, $102.4 million in 1999 and $0.8 million in 1998. In 2000, financing activities provided $13.8 million in cash through the sale of common stock, primarily from the exercise of the underwriter's over-allotment option to purchase shares and our Employee Stock Purchase Plan. The exercise of stock options and warrants added $0.9 million in cash. In 1999, financing activities provided cash from the sale of $10.4 million in preferred stock and $92.6 million in common stock, partially offset by the repayment of bank borrowings. In 1998, financing activities provided cash principally from bank borrowings in December 1998 of $0.8 million.

   Our equipment additions consist primarily of computer hardware and software, office furniture and equipment and leasehold improvements. In connection with the relocation of the corporate headquarters in 2000, we added office furniture and equipment and made significant leasehold improvements. Since inception, we have generally funded equipment additions either through the use of working capital or with operating leases. We expect to continue to add computer hardware and software and to fund these additions through working capital or operating leases.

   We believe that the net proceeds from the sale of the common stock in our public offering and cash from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the foreseeable future. However, to the extent that cash is used to fund acquisitions or investments in complementary businesses, technologies or service lines, we may find it necessary to obtain additional equity or debt financing.

Risks Related to Our Business

We have had net losses over the past several years and we may not be able to achieve or maintain profitability in the future.

   Our business strategy may be unsuccessful and we may never achieve or maintain significant revenues or profitability. With the exception of fiscal 1995, we have incurred net losses each year since we began operations in 1993. We had net losses of approximately $15.5 million, $5.0 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 we had an accumulated deficit of $22.7 million. We expect to continue to incur development, sales and marketing and other operational expenses in connection with our business. We may also incur expenses in connection with acquisitions or other strategic relationships. As a result of these expenses, we will need to generate significant quarterly revenue increases to achieve and maintain profitability. We expect that we will incur losses for the forseeable future.

We rely significantly on a limited number of customers and the loss of any material customer could harm our business and operating results.

   The loss of a material customer would significantly reduce our revenue and harm our business and operating results. In 2000, eight customers accounted for approximately 60% of our total revenue. Further, because increased employee participation from existing customers has contributed to our revenue growth, the loss of any material customer would harm our prospects for future growth. We may continue to depend upon a small number of customers for a substantial percentage of our revenue in the future.

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

   Further, our services facilitate competition among health plans at the employer level by creating an infrastructure that allows multiple health plans to service a single employer. Health plans have in the past resisted servicing smaller companies on a non-exclusive basis. This resistance may inhibit our growth, especially in the mid-sized employer market.

We face intense competition in our industry and, if we are unable to compete successfully, our business and operating results will be seriously harmed.

   Increased competition in our industry could result in price reductions, reduced gross margins or loss of market share which could seriously harm our business and operating results. The health and welfare benefits administration industry is intensely competitive, rapidly evolving and subject to sudden technological change. We believe that the principal competitive factors in this market are health and managed care expertise, data integration and transfer technology, benefits processing technology, customer service and support and service fees. We expect competition to increase in the future.

   We compete with administrative service providers and benefits consultants with administrative capabilities. We also compete with the human resource and information systems departments of carriers and employers that perform their own health and welfare benefit administration services. In the mid-sized employer market we compete with health benefit brokers and regional brokers. In addition, many human resource service and systems companies have the health care expertise and financial strength to develop the technology necessary to compete with us. As the market evolves we expect increased competition from Internet-based service providers in both the health care connectivity market between suppliers and providers (e.g., physicians, hospitals and pharmacies) and the online insurance market.

   Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. Current and potential competitors have established or may establish strategic relationships among themselves or with third parties to increase the ability of their products and services to address employer needs. They may develop similar services to ours and we may not be able to successfully market our services or develop and introduce new services that are less costly than or superior to those of our competitors. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

   We recently have added a significant number of new employees, including key executives. We will continue to add personnel to maintain our ability to grow in the future. We must integrate our new employees and key executives into a cohesive team. At the same time, we must increase the total number of employees and train and manage our employee work force in a timely and effective manner to expand our business. We may not be able to do so successfully, which would inhibit our ability to expand our business and harm our operating results.

Unsuccessful efforts or incurrence of unanticipated expenses in selling our services could harm our business and operating results.

   The time, expense and effort of securing customers may exceed our expectations and may harm our business and operating results. The decision to implement our services requires a substantial and technical analysis of an employer's health and welfare benefits offerings and requirements, and time-intensive education of the advantages of our services. Due to the length of our sales cycle, which ranges from three to twelve months, we often devote significant resources and incur costs without any assurance that a prospective employer will purchase our services. In the event that a prospective employer does not purchase our services, we may have incurred substantial costs that cannot be recovered and which will not result in future revenues.

Our failure to establish and maintain successful relationships with strategic partners could limit our revenue growth.

   We believe that our future revenue growth depends in part upon the successful creation and maintenance of relationships with strategic partners such as front-end health care information collection companies, human resource information services firms, benefits consultants and brokers and other industry participants. To date, we have established a limited number of strategic relationships. Strategic partners may offer products or services of several different companies, including products and services that compete with our services. Strategic partners and potential strategic partners may be influenced by our competitors to scale back or end their relationships with us. We may not establish additional strategic relationships and these relationships may not be ultimately successful. Our strategic partners may not devote adequate resources to selling our services.

   If we are unable to establish and maintain successful strategic relationships, we may have to devote substantially more resources to the sales and marketing of our services, which will increase our costs and harm our operating results.

Our quarterly results likely will fluctuate which could cause the value of our common stock to rapidly decline.

   Any quarterly fluctuations in our operating results could subject the market price of our common stock to rapid and unpredictable change. Historically, we obtain a significant portion of each year's new customer commitments during the months of March through August because most employers have open enrollment periods for the selection of health plans by their employees in the fall. We expect this seasonality in our business to continue. Our expenses are relatively fixed in the short term and are based in part on our expectations of future revenues, which may vary significantly. If we do not achieve expected revenue targets, we may be unable to adjust our spending quickly enough to offset any revenue shortfall which could harm our business and operating results.

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

  .  mergers or acquisitions of our customers by other companies.

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

Expected benefits of our recent acquisition of Arbor Administrative Services, Inc. may not be realized.

   Achieving the expected benefits of our acquisition of Arbor Administrative Services, Inc. will depend in part on the timely and efficient integration of the operations and personnel of the two companies. Among the challenges involved in this integration are demonstrating to customers that the acquisition will not result in adverse changes to service or customer service standards, persuading personnel and customers that our business cultures are compatible and addressing any perceived adverse changes in business focus. An unsuccessful integration may result in the loss of customers and key employees, and divert the attention of management which may adversely affect our business, financial condition and operating results.

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

Changes in the health care industry could harm our future operating results and opportunities for growth.

   Our services are, in large part, beneficial to employers because we are able to coordinate the exchange of eligibility and financial data and execute payment transactions between an employer and its numerous carriers. Changes in the health care industry may require us to reconfigure our services and systems to accommodate a change in data formats and codes utilized by recently acquired or consolidated health plans. Further, the consolidation of health plans operating in the same geographic market may substantially reduce the number of competitive health plans in that market. Existing and potential customers, especially mid-sized employers operating in only one geographic market, may not find our services beneficial if there is limited competition among health plans.

Our revenues could decrease if our systems or processes are inadequate.

   Any failure of our systems or processes could harm our business and operating results. We process vast amounts of enrollment, eligibility and financial data and execute many payment transactions. Any delay or failure in our system, in our ability to communicate electronically with employers and health plans, or in our ability to collect, store, analyze or process accurate enrollment, eligibility and financial data may result in the denial of health care benefits, or in the delay or failure to execute payment transactions accurately. This type of denial or failure would harm our business and operating results.

   The occurrence of a catastrophic event or other system failure at our facilities could interrupt our operations or result in the loss or corruption of stored data. In addition, we depend on the efficient operation of Internet and network connections among our system, employers and carriers. These connections depend on the efficient operation of data exchange tools, Web browsers, Internet service providers and Internet and network backbone service providers. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system failures. Any disruption in Internet or network access provided by third parties could harm our business and operating results. Further, we are dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver our services. The failure of these suppliers to promptly deliver, install or service equipment could harm our business and operating results.

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

   Our information systems and Internet communications may be vulnerable to damage from physical break-ins, computer viruses, programming errors, attacks by computer hackers or similar disruptive problems. A user who is able to access our computer or communication systems could gain access to confidential employer, employee or carrier information or our own confidential information. A material security breach could harm our business and our reputation or could result in liability to us. Therefore, it is critical that our facilities and infrastructure remain secure. The occurrence of any of these events could result in the interruption, delay or cessation of our services, which could harm our business or operating results. Further, our reputation may suffer if third parties were to obtain this information and we may be liable for this disclosure. Any effect on our reputation or any liability for any disclosure could harm our business and operating results.

If we are unable to adequately protect our intellectual property rights or if we infringe upon the intellectual property rights of third parties, our results may be harmed.

   Our success depends in part upon our intellectual property rights to products and services which we develop. We rely on a combination of contractual, statutory and common law rights including non-disclosure agreements, trade secrets, copyrights, patents and trademarks to establish and protect our intellectual property rights in our names, products, services and related technology. While our subsidiary, Arbor Associates, Inc., has patented its health and welfare benefit systems, we currently have no registered patents or pending patent applications covering any of our technology. Loss of intellectual property protection or inability to secure intellectual property protection on any of our names, confidential information or technology could harm our business and operating results.

   We have received a U.S. trademark registration for BEN-NET and a U.S. service mark registration for WebElect. In addition, we have applied for trademark and service mark protection for benX, eBenX, and The Benefit Exchange Network under the classifications of computer hardware and software, employee benefits consulting services and computer consulting services. Arbor Associates, Inc., has not applied for any trademark or service mark protections. The benX and eBenX applications filed under the computer hardware and software classification have been approved for publication, although third parties may still raise objections to their registration. We have received office actions from the U.S. Patent and Trademark Office for the benX and eBenX applications filed under the employee benefits consulting services and computer consulting services classifications and for The Benefit Exchange Network for all three applications. These applications may not be granted. Our current trademark and service mark registrations and any future granted registrations may not be enforceable or effective in protecting the marks, and the lack of registered trademark or service mark protection for our subsidiary's marks and name could require it to stop using the marks or to change its name. Any failure to protect our marks could result in the loss of any goodwill created in providing our services.

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

   Federal, state or local laws could harm our business and operating results by requiring us to change the way we provide services and increase our cost of performing services. Further, these laws could restrict our ability to continue to develop our business as currently planned. The health care industry is highly regulated by federal, state and local laws. The application of existing laws, or the implementation of new laws applicable to our business could harm our business and operating results. For example, the confidentiality of patient records and the circumstances under which records may be released for inclusion in our databases may be subject to substantial regulation. Although compliance with current laws is principally the responsibility of health care providers and carriers, these regulations may be extended to cover our business and the eligibility data and other information included in our databases. If these laws are extended to cover our business, we may be required to expend additional resources in order to comply with these laws, including changes to our security practices, and may be exposed to greater liability in the event we fail to comply with these laws.

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

   The impact of current or future insurance laws and regulations on our business is difficult to anticipate because the application of e-commerce to the insurance market is relatively new. The insurance industry is subject to extensive regulation under state laws. Insurance laws and regulations cover all aspects of the insurance process, including sales techniques, underwriting for eligibility, rates, claim payments, and record keeping by licensed insurance companies and insurance agents. A company that does business as an insurance agent is generally required to be licensed in each state in which it conducts that business. In the future, aspects of our business or other activities may be considered by insurance regulatory authorities to fall under their licensing jurisdiction.

Future sales of our common stock in the public market could cause the price of our common stock to decline.

   We cannot predict the timing or amount of future sales of shares of our stock or the effect, if any, that market sales of shares, or the availability of shares for sale, will have on the prevailing market price of our common stock. Our shareholders could sell substantial amounts of our common stock in the public market. Currently approximately 2.4 million shares are subject to certain lock-up agreements. Upon the expiration of these agreements, these shares will be available for public trading. Consequently, the price of our common stock could fall.

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

   Provisions of our articles of incorporation, bylaws and Minnesota law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. For instance, our bylaws provide for a classified board of directors with each class of directors subject to re-election every three years. This will make it more difficult for third parties to insert their representatives on our board of directors and gain control of our company. These provisions also could discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Further, the Minnesota Control Share Acquisition Act and the Minnesota Business Combination Act may make it more difficult for third parties to secure control of us or to complete an acquisition. These acts may discourage unsolicited takeover offers which could deprive our shareholders of opportunities to sell their shares of common stock at prices higher than prevailing market prices.

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

   The table below represents principal (or notional) amounts and related weighted average interest rates by year of maturity for our investments at December 31, 2000 (in thousands):

                                                              2001  2002  Total
                                                             ------ ----- ------
      Cash equivalents......................................    764   --     764
       Average interest rate................................   5.7%   --    5.7%
      Short-term investments................................ 75,431 1,313 76,744
       Average interest rate................................   6.7%  6.2%   6.7%

Exchange Rate and Commodity Price Sensitivity

   We do not conduct business outside of the United States and do not invest in foreign instruments or commodities and, therefore, have no direct exposure related to either foreign currency exchange rate fluctuation or commodity price fluctuation.

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Operating Results

   The following table shows unaudited statement of operations data for each quarter in our last two fiscal years ended December 31, 2000 and 1999. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited financial statements and related notes and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited financial statements and related notes included elsewhere in this prospectus. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                        2000
                                                 Three Months Ended
                                      -------------------------------------------
                                      March 31  June 30  September 30 December 31
                                      --------  -------  ------------ -----------
                                           (In thousands, except per share
                                                    information)
Net revenue.......................... $ 5,575   $ 6,394    $ 7,644      $ 9,388
Gross profit......................... $ 1,304   $ 1,570    $ 2,054      $ 2,891
Net loss............................. $(1,785)  $(1,892)   $(3,650)     $(8,163)
Net loss per share:
  Basic and diluted.................. $ (0.11)  $ (0.12)   $ (0.21)     $ (0.42)

                                                         1999
                                                  Three Months Ended
                                       ------------------------------------------
                                       March 31 June 30  September 30 December 31
                                       -------- -------  ------------ -----------
                                            (In thousands, except per share
                                                     information)
Net revenue...........................  $3,342  $3,766     $ 4,638      $ 5,780
Gross profit..........................  $  987  $  888     $   802      $ 1,477
Net loss..............................  $ (372) $ (740)    $(1,590)     $(2,325)
Net loss per share:
  Basic and diluted...................  $(0.11) $(0.21)    $ (0.45)     $ (0.36)

                                  EBENX, INC.

                              FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999 and 1998

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

                         Report of Independent Auditors

Board of Directors and Shareholders
eBenX, Inc.

   We have audited the accompanying consolidated balance sheets of eBenX, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eBenX, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 9, 2001

                                  EBENX, INC.

                          CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $    764  $ 98,611
  Accounts receivable, net of allowance of $178 and $45....    3,973     3,415
  Unbilled revenue.........................................    3,477       446
  Prepaid expenses and other...............................    1,234       609
  Short-term investments...................................   76,744       --
                                                            --------  --------
    Total current assets...................................   86,192   103,081
Property and equipment, net................................    9,800     2,456
Loans receivable from employees............................      492       --
Deposits...................................................      103        62
Goodwill and other intangibles, net........................   60,639       --
                                                            --------  --------
    Total assets........................................... $157,226  $105,599
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $    150  $  1,353
  Accrued compensation.....................................      585       960
  Accrued expenses.........................................    2,743       864
  Accrued offering costs...................................      185     1,113
  Deferred revenue.........................................       93       183
                                                            --------  --------
    Total current liabilities..............................    3,756     4,473
Shareholders' equity:
  Common stock, $.01 par value: 100,000,000 shares
   authorized; 19,575,265 and 15,183,518 shares issued and
   outstanding.............................................      196       152
  Additional paid-in capital...............................  182,246   112,937
  Deferred stock-based compensation........................   (6,241)   (4,714)
  Accumulated other comprehensive income...................        8       --
  Retained deficit.........................................  (22,739)   (7,249)
                                                            --------  --------
    Total shareholders' equity.............................  153,470   101,126
                                                            --------  --------
    Total liabilities and shareholders' equity............. $157,226  $105,599
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                     Years Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
Net revenue......................................... $ 29,001  $17,526  $10,122
Cost of services....................................   21,182   13,372    6,958
                                                     --------  -------  -------
    Gross profit....................................    7,819    4,154    3,164
Operating expenses:
  Selling, general and administrative...............   12,004    5,118    2,831
  Research and development..........................    7,883    4,012    1,519
  Amortization of stock-based compensation..........    2,719      767      --
  Amortization of goodwill and other intangibles....    7,164      --       --
                                                     --------  -------  -------
    Total operating expenses........................   29,770    9,897    4,350
                                                     --------  -------  -------
Loss from operations................................  (21,951)  (5,743)  (1,186)
Interest income and other, net......................    6,461      716      144
                                                     --------  -------  -------
Net loss............................................ $(15,490) $(5,027) $(1,042)
                                                     ========  =======  =======
Net loss per share:
  Basic and diluted................................. $  (0.90) $ (1.18) $ (0.30)
                                                     ========  =======  =======
Shares used in calculation of net loss per share:
  Basic and diluted.................................   17,211    4,253    3,463
                                                     ========  =======  =======


          See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                             (Amounts in thousands)

                                                                Accumulated
                         Common stock  Additional   Deferred       Other
                         -------------  Paid-In   Stock-Based  Comprehensive Retained
                         Shares Amount  Capital   Compensation    Income     Deficit    Total
                         ------ ------ ---------- ------------ ------------- --------  --------
Balance at December 31,
 1997...................  3,445  $ 34   $    101    $   --         $ --      $ (1,180) $ (1,045)
  Exercise of stock
   options and
   warrants.............     35     1          9        --           --           --         10
  Net loss..............    --    --         --         --           --        (1,042)   (1,042)
                         ------  ----   --------    -------        -----     --------  --------
Balance at December 31,
 1998...................  3,480    35        110        --           --        (2,222)   (2,077)
  Exercise of stock
   options and
   warrants.............    455     5         88        --           --           --         93
  Deferred stock-based
   compensation.........    --    --       5,481     (5,481)         --           --        --
  Amortization of stock-
   based compensation...    --    --         --         767          --           --        767
  Initial Public
   Offering.............  5,000    50     91,406        --           --           --     91,456
  Conversion of
   preferred stock to
   common stock.........  6,249    62     15,852        --           --           --     15,914
  Net loss..............    --    --         --         --           --        (5,027)   (5,027)
                         ------  ----   --------    -------        -----     --------  --------
Balance at December 31,
 1999................... 15,184   152    112,937     (4,714)         --        (7,249)  101,126
  Exercise of stock
   options and
   warrants.............    663     7        872        --           --           --        879
  Issuance of common
   stock................    829     8     14,757        --           --           --     14,765
  Issuance of equity in
   connection with
   acquisition..........  2,899    29     49,434        --           --           --     49,463
  Deferred stock-based
   compensation.........    --    --       4,246     (4,246)         --           --        --
  Amortization of stock-
   based compensation...    --    --         --       2,719          --           --      2,719
  Unrealized gain on
   investments..........                                               8                      8
  Net loss..............    --    --         --         --           --       (15,490)  (15,490)
                         ------  ----   --------    -------        -----     --------  --------
Balance at December 31,
 2000................... 19,575  $196   $182,246    $(6,241)       $   8     $(22,739) $153,470
                         ======  ====   ========    =======        =====     ========  ========


          See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000       1999     1998
                                                   ---------  --------  -------
Operating activities:
 Net loss........................................  $ (15,490) $ (5,027) $(1,042)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation of property and equipment........      1,479       721      481
   Amortization of stock-based compensation,
    goodwill and other intangibles...............      9,885       767      --
   Loss on sale of property and equipment........        210       --       --
   Changes in operating assets and liabilities:
    Accounts receivable..........................        515    (1,451)  (1,391)
    Other current assets.........................     (3,093)     (713)    (166)
    Accounts payable.............................     (1,717)      516      656
    Accrued expenses.............................       (168)    1,216      192
    Deferred revenue.............................        (90)      173      (55)
    Deposits.....................................          5       (21)      (6)
                                                   ---------  --------  -------
     Net cash used in operating activities.......     (8,464)   (3,819)  (1,331)
Investing activities
 Additions to property and equipment.............     (6,918)   (1,609)    (761)
 Purchases of investments........................   (786,581)      --       --
 Sales of investments............................    709,845       --     2,005
 Cost of acquisition, net of cash acquired.......    (20,424)      --       --
                                                   ---------  --------  -------
     Net cash provided by (used in) investing
      activities.................................   (104,078)   (1,609)   1,244
Financing activities:
 Proceeds from note payable......................        --        --       750
 Payment of note payable.........................        --       (750)     --
 Stock options and warrants exercised............        879        93        9
 Proceeds from issuance of preferred stock, net
  of costs.......................................        --     10,446      --
 Proceeds from issuance of common stock, net of
  costs..........................................     13,816    92,569      --
                                                   ---------  --------  -------
     Net cash provided by financing activities...     14,695   102,358      759
Net increase (decrease) in cash and cash
 equivalents.....................................    (97,847)   96,930      672
Cash and cash equivalents at beginning of year...     98,611     1,681    1,009
                                                   ---------  --------  -------
Cash and cash equivalents at end of year.........  $     764  $ 98,611  $ 1,681
                                                   =========  ========  =======
Supplemental disclosures of cash flow information
 Cash paid for interest..........................  $     --   $     27  $   --
Noncash investing and financing activities:
 Issuance of equity for acquisition..............  $  49,463  $    --   $   --
 Deferred compensation related to options
  granted........................................  $   4,246  $  5,481  $   --
 Conversion of preferred stock to common stock...  $     --   $ 15,914  $   --

          See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2000, 1999, and 1998

1. Business Description and Summary of Significant Accounting Policies

Business Description

   eBenX, Inc., a Minnesota corporation incorporated in September 1993 (the "Company"), provides technology-based solutions for the purchase, administration and payment of group health and welfare benefits. The Company currently operates in a single business segment providing services to employers, brokers and other employee benefit advisors, and health plans and other carriers. The Company's customers are located throughout the United States.

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

Short-term investments

   Short-term investments consist of commercial paper, U.S. government and agency securities and corporate notes and bonds. All short-term investments are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

   The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion as well as interest and realized gains and losses are included in interest income and other.

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

Revenue Recognition

   The Company generates revenue from providing exchange and procurement services. Administrative or exchange services represent technology-based solutions to employers and health plans for the purchase,

                                  EBENX, INC.

administration, and payment of group health and welfare benefits. Fees related to these services are generally billed on a per employee per month basis. Revenue is recognized as services are performed. The Company also records revenue related to implementation fees associated with its exchange services. These fees are recognized as revenue over the period of time the implementation services are being provided. In addition, the Company receives fees for providing enrollment services. These fees are recognized over the enrollment period as services are provided. Procurement consulting services consist of the Company assisting and advising customers on the selection of potential health care suppliers, preparation of requests for proposals, evaluation of proposals, and rate negotiations. The Company's ongoing exchange contracts range in duration from one to five years. Procurement services agreements do not exceed five years in duration. The Company earns revenue under the contracts and agreements as services are performed. Revenues generated from administrative or exchange services for the years ended December 31, 2000, 1999 and 1998 were $23,172,000, $13,823,000 and $7,742,000 respectively. Revenues generated from procurement consulting services for the years ended December 31, 2000, 1999 and 1998 were $5,829,000, $3,703,000 and $2,380,000 respectively.

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

Advertising Costs

   The Company expenses advertising costs as incurred. The amount of advertising expensed during 2000, 1999 and 1998 was approximately $357,000, $71,000 and $73,000 respectively.

Impairment of Long-Lived Assets

   The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Stock-Based Compensation

   The Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under APB No. 25, expense is recognized for the excess of the market price of the underlying stock on the date of grant over the exercise price of the Company's employee stock options.

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

                                  EBENX, INC.

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

Comprehensive Loss

   SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Adjustments to comprehensive loss for the year ended December 31, 2000 consisted solely of an unrealized gain on available-for-sale securities of $8,000 resulting in a total comprehensive loss of $15,482,000. The tax effects of the other comprehensive gain were not considered to be material.

Reclassification

   Certain prior year items have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivatives which focused on freestanding contracts, including, for example, options and forwards, futures and swaps, expanding it to include embedded derivatives and many commodity contracts. Under the statement, every derivative is recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year. The adoption of SFAS No. 133 is not expected to have an impact on the Company's financial position or results of operations. The Company currently does not hold derivative instruments or engage in hedging activities.

   In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB No. 101B, which amended SAB No. 101 and superseded SAB No. 101A, further delaying the implementation date of SAB No. 101 for registrants with fiscal years that end after December 15, 1999. The Company was required to be in conformity with the provisions of SAB No. 101, as amended by SAB
No. 101B, by December 31, 2000. The adoption of SAB No. 101 did not have a material effect on the financial position or results of operations of the Company.

2. Acquisition

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

                                  EBENX, INC.

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

   The total purchase price paid for the Arbor acquisition was allocated as follows:

      Net assets acquired............................................... $    24
      Intangible assets.................................................   5,600
      Goodwill..........................................................  62,203

   Goodwill and other intangible assets are being amortized over a three-year period. At December 31, 2000, accumulated amortization related to goodwill and other intangible assets acquired in the Arbor acquisition totaled $7.2 million.

   The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the year ended December 31, 2000 and 1999, assuming Arbor had been acquired at the beginning of the year (in thousands, except per share data):

                                                               Year ended
                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
      Revenue.............................................. $ 32,044  $ 21,802
      Net loss............................................. $(33,123) $(27,554)
      Basic and diluted net loss per share................. $  (1.74) $  (4.02)

   The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. They are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

3. Short-term Investments

   The following is a summary of short-term investments at December 31, 2000 (in thousands):

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- -------
      Commerical paper................  $43,840     $--        $(6)    $43,834
      U.S government and agency
       securities.....................   19,817       16        (1)     19,832
      Corporate notes and bonds.......   13,079      --         (1)     13,078
                                        -------     ----       ----    -------
                                        $76,736     $ 16       $(8)    $76,744
                                        =======     ====       ====    =======

   The contractual maturities of the Company's available-for-sale securities at December 31, 2000 were as follows (in thousands):

                                                              Amortized  Fair
                                                                Cost     Value
                                                              --------- -------
      Due within one year....................................  $75,432  $75,431
      Due after one year through five years..................    1,304    1,313
                                                               -------  -------
                                                               $76,736  $76,744
                                                               =======  =======

                                  EBENX, INC.

   Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Realized gains or losses from the sales of marketable securities are based on the specific identification method. Gross realized gains and losses on sales of available for sale securities were immaterial in 2000.

4. Property and Equipment, Net

   Property and equipment as of December 31 are as follows (in thousands):

                                                                2000     1999
                                                               -------  -------
      Computer hardware....................................... $ 3,433  $ 1,734
      Purchased software......................................   1,984    1,174
      Furniture and fixtures..................................   3,334      718
      Leasehold improvements..................................   3,261      420
      Office equipment........................................     681      282
                                                               -------  -------
                                                                12,693    4,328
      Less accumulated depreciation...........................  (2,893)  (1,872)
                                                               -------  -------
                                                               $ 9,800  $ 2,456
                                                               =======  =======

5. Redeemable Preferred Stock

   In May and June 1999, the Company sold a total of 1,075,820 shares of Series C preferred stock resulting in net proceeds to the Company of $10.4 million. Prior to the closing of the Company's initial public offering in December 1999, all of the Company's preferred stock converted into 6,248,922 shares of common stock.

6. Shareholders' Equity

Common Stock

   On December 8, 1999, the Company effected a three-for-one stock split whereby each shareholder received two additional shares for each share owned. Accordingly, all share, per share, and weighted average share information have been restated to reflect the split.

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

Employee Stock Purchase Plan

   The Company's board of directors approved the 1999 Employee Stock Purchase Plan, effective December 10, 1999, under which 900,000 shares of common stock have been reserved for issuance. The Plan permits an eligible employee to purchase common stock at a price equal to 85% of the lesser of the fair market value of the common stock at the beginning of the purchase period and the fair market value of the common stock at the end of the purchase period. Under the Plan, employees may purchase stock at a maximum amount of 15% of their compensation per annum, not to exceed $21,250. In 2000, 79,500 shares were purchased under this Plan.

                                  EBENX, INC.

7. Income Taxes

   At December 31, 2000 and 1999, the Company's deferred taxes are as follows (in thousands):

                                                                2000     1999
                                                               -------  -------
      Deferred tax assets:
        Net operating loss carryforwards...................... $ 4,332  $ 2,126
        Research and development credits......................     250      250
        Bonus and vacation....................................     225      364
        Accounts receivable allowance.........................      68       17
                                                               -------  -------
                                                                 4,875    2,757
      Deferred tax liabilities:
        Depreciation..........................................     (50)    (122)
                                                               -------  -------
      Net deferred tax assets before valuation allowance......   4,825    2,635
      Less valuation allowance................................  (4,825)  (2,635)
                                                               -------  -------
      Net deferred tax assets................................. $   --   $   --
                                                               =======  =======

   The Company has established a valuation allowance to fully reserve for the net deferred tax assets at December 31, 2000 and 1999, respectively. The valuation allowance was established due to the available evidence indicating that it is not more than likely that the deferred tax assets will be realized.

   As of December 31, 2000, the Company has unused federal and state research and development tax credit carryforwards of approximately $250,000 which begin to expire in 2009. In addition, the Company has unused federal net operating loss carryforwards at December 31, 2000 of approximately $11.4 million, which begin to expire in 2009. The utilization of these carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods, and are subject to limitations imposed under Section 382 of the Internal Revenue Code.

8. Operating Leases

   The Company leases or subleases its office space and certain equipment under terms of noncancelable operating lease agreements which expire through November 2009. The Company's current lease for its corporate offices includes additional office space which the Company will occupy commencing May 1, 2001. This space will result in additional lease expense of approximately $250,000 annually. Future lease payments for all operating leases, excluding executory costs, such as management and maintenance fees are as follows (in thousands):

      Year ending December 31:
      2001............................................................ $ 4,835
      2002............................................................   4,033
      2003............................................................   2,394
      2004............................................................   2,016
      2005............................................................   1,123
      Thereafter......................................................     488
                                                                       -------
                                                                       $14,889
                                                                       =======

                                  EBENX, INC.

   Rent expense, including the Company's pro rata share of certain operating costs, was $5,457,000, $2,096,000 and $976,000 in 2000, 1999 and 1998
respectively.

9. Significant Customers

   Significant customer activity as a percent of the Company's net revenue in 2000, 1999, and 1998 is as follows:

                                                               2000  1999  1998
                                                               ----  ----  ----
      Customer A.............................................. 19.2% 28.0% 17.1%
      Customer B.............................................. 13.2% 20.3% 19.1%
      Customer C..............................................  3.7%  8.9% 14.0%

10. Stock Options, Restricted Stock and Warrants

   In 1993, the Company adopted the 1993 Stock Option Plan (the 1993 Plan) to encourage stock ownership by employees, directors and other individuals as determined by the Board of Directors. The Plan provides that options granted thereunder may be either incentive stock options (ISOs), as defined by the Internal Revenue Code, or nonqualified stock options. A maximum of 3,900,000 shares may be granted under the 1993 Plan. At December 31, 2000, there were no shares available for grant under the 1993 Plan. The 1993 Plan expires in 2003.

   In 1999, the Company adopted the 1999 Stock Incentive Plan (the 1999 Plan). The 1999 Plan provides for the granting of incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, performance awards, and other stock-based awards. The Company has reserved 3,000,000 shares for issuance under the 1999 Plan. At December 31, 2000, 1,811,425 shares were available for grant under the 1999 Plan. The 1999 Plan expires in 2009.

   In connection with the acquisition of Arbor, the Company adopted the eBenX, Inc./Arbor Administrative Services, Inc. 2000 Equity Compensation Plan (the 2000 Plan) effective September 6, 2000. The 2000 Plan provides for the granting of incentive stock options, non-qualified stock options and restricted stock to employees and directors of the Company. The Company has reserved 667,944 shares for issuance under the 2000 Plan. At the time of the Arbor acquisition, the Company issued 318,745 shares of restricted stock, including 22,053 vested shares, and options to purchase 349,199 shares. At December 31, 2000, 110,288 shares of restricted stock were vested, and there were 3,178 shares available for grant under the 2000 Plan. The 2000 Plan expires in 2010.

   The compensation committee of the board of directors determines who will receive options under the Plans and sets the terms, including vesting dates. Options may have a maximum term of no more than ten years except in the case of a shareholder possessing more than 10% of the total voting power of all classes of stock (a 10% shareholder) in which case the maximum term is five years. The exercise price of ISOs granted under the Plans must be at least equal to the fair market value (or in the case of a 10% shareholder, 110% of the fair market value) of the common stock on the date of grant. The exercise price of nonqualified options is determined by the board of directors.

   The exercise price may be paid in cash, shares of previously owned common stock, or by issuance of a promissory note. In addition, the Plans also contain a provision allowing the Company to permit option holders to pay their withholding obligation through share redirection. If an option expires, terminates or is canceled, the shares not purchased thereunder may become available for additional option awards under the Plans.

                                  EBENX, INC.

   In connection with the granting of stock options to employees prior to the Company's initial public offering, the Company recorded deferred stock-based compensation of approximately $5.5 million in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. In connection with the acquisition of Arbor in September 2000, the Company recorded deferred stock-based compensation of $5.2 million. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date all outstanding unvested options and restricted stock of Arbor were converted to Company options and restricted stock. The deferred stock-based compensation is included as a component of stockholders' equity and is being amortized over the vesting period of the options. Amortization expense of approximately $2.7 million and $767,000 was recognized in 2000 and 1999 respectively. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through 2004.

   Option activity is summarized as follows:

                                                       2000    Weighted average
                                1993 Plan  1999 Plan   Plan     exercise price
                                ---------  ---------  -------  ----------------
   Outstanding at December 31,
    1997......................  1,449,840        --       --        $ 0.34
     Granted..................    638,250        --       --        $ 0.71
     Exercised................    (34,800)       --       --        $ 0.27
     Canceled.................   (346,800)       --       --        $ 0.17
                                ---------  ---------  -------
   Outstanding at December 31,
    1998......................  1,706,490        --       --        $ 0.45
     Granted at market value..  1,412,358    125,375      --        $ 2.24
     Granted at less than
      market value............    805,350        --       --        $ 1.42
     Exercised................   (442,395)       --       --        $ 0.22
     Canceled.................   (225,240)       --       --        $ 0.62
                                ---------  ---------  -------
   Outstanding at December 31,
    1999......................  3,256,563    125,375      --        $ 1.51
     Granted at market value..             1,134,200      --        $25.53
     Granted at less than
      market value............        --         --   349,199       $ 6.98
     Exercised................   (588,029)   (27,325)     --        $ 1.43
     Canceled.................   (253,050)   (71,000)  (3,178)      $ 4.35
                                ---------  ---------  -------
   Outstanding at December 31,
    2000......................  2,415,484  1,161,250  346,021       $ 8.75
                                =========  =========  =======
   Exercisable at:
     December 31, 2000........    943,756     25,567   73,637       $ 1.56
     December 31, 1999........    845,744     27,375      --        $ 1.16
     December 31, 1998........    477,078        --       --        $ 0.23

                                  EBENX, INC.

   Summary information about the Company's stock options outstanding at December 31, 2000 is as follows:

                                     Options Outstanding         Options Exercisable
                             ----------------------------------- --------------------
                                            Weighted    Weighted             Weighted
                                            average     average              average
                               Number     contractual   exercise   Number    exercise
   Range of exercise price   outstanding life remaining  price   exercisable  price
   -----------------------   ----------- -------------- -------- ----------- --------
   $  .10 - $  .60...           336,952       2.49       $ 0.49     258,958   $ 0.46
   $ 0.75............         1,547,507       7.39       $ 0.75     586,553   $ 0.75
   $ 1.33 - $ 2.67...           562,553       8.73       $ 1.53     114,009   $ 1.56
   $ 5.55 - $ 9.75...           297,463       9.06       $ 6.71      56,099   $ 6.22
   $10.06 - $13.94...           563,603       9.46       $13.34         --    $  --
   $14.00 - $20.00...           193,927       8.75       $17.62      27,341   $19.68
   $20.13 - $39.94...            90,750       9.37       $30.47         --    $  --
   $43.00 - $67.50...           330,000       8.95       $49.83         --    $  --
                              ---------                           ---------
                              3,922,755                           1,042,960
                              =========                           =========

   Exercise prices for grants are equal to the market price of common stock on the date of grant. Prior to the Company's public offering, the board of directors established exercise prices for grants based on the board's estimation of the fair value of the common stock on the date of grant. Options vest over periods of one to ten years, and expire five to ten years after the date of grant.

   Pro forma information regarding net loss and loss per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was calculated as of the date of grant using the the Black-Scholes multiple option pricing model for options granted in 2000, and the minimum value option pricing model for options granted in 1999 and 1998. The fair value calculations for 1999 and 1998 do not include a volatility factor, because the options were granted prior to the Company's initial public offering.

                                                   2000         1999     1998
                                                -----------  ----------  -----
   Weighted average fair value:
     Options granted at estimated fair value..       $22.60       $0.55  $0.15
     Options granted at less than estimated
      fair value..............................       $25.72       $7.26  $ --
   Weighted-average assumptions:
     Risk-free interest rate..................   6.1% - 6.3% 5.2% - 6.1%   5.5%
     Expected life............................            5           5      5
     Volatility factor........................  0.95 - 1.18         --     --

   Had the Company recorded compensation cost in accordance with SFAS No. 123, the net loss and net loss per share would have been as follows:

                                                      2000     1999     1998
                                                    --------  -------  -------
      Net Loss:
        As reported................................ $(15,490) $(5,027) $(1,042)
        Pro forma.................................. $(24,853) $(5,114) $(1,079)
      Basic and diluted net loss per share:
        As reported................................ $  (0.90) $ (1.18) $ (0.30)
        Pro forma.................................. $  (1.44) $ (1.20) $ (0.31)

                                  EBENX, INC.

   During 1995, the Company entered into a line of credit agreement to borrow up to $550,000, which expired in 1996. In connection with the agreement, the Company issued a warrant to purchase 6,000 shares of the Company's Series A Convertible Preferred Stock at $2.701 per share. These warrants are convertible into 18,000 shares of common stock, and are exercisable over ten years.

   During 1995, the Company granted three employees warrants to purchase 65,415 shares of common stock at $.0333 per share. The warrants, which were immediately exercisable and expired at various times between June 30, 2000 and August 31, 2000, were granted in lieu of cash compensation. All remaining warrants were exercised during 2000.

   In connection with the acquisition of Arbor and the conversion of all outstanding equity securities to those of the Company, the Company issued a warrant to purchase 53,520 shares of common stock at $10.15 per share to a former investor of Arbor. The warrant is exercisable over ten years.

11. Employee Benefit Plans

   The Company has a 401(k) plan covering substantially all employees. Under the terms of the plan, participants may contribute 2% to 20% of their salary to the plan. Employees are eligible after one day of service and upon attainment of age 21. The Company may make matching contributions based on a discretionary formula or may contribute a discretionary amount. The Company did not make any contributions in 2000, 1999 or 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2000.

Item 11. Executive Compensation

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2000.

   For purposes of computing the market value of eBenX Common Stock held by non-affiliates of eBenX on the cover page of this report, all executive officers, directors, and shareholders affiliated with directors of eBenX are considered to be affiliates of eBenX. This does not represent an admission by eBenX or any such person as to the affiliate status of such person.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1)  The following financial statements are filed herewith in Item 8:

     (i)  Consolidated Balance Sheets as of December 31, 2000 and 1999.

     (ii) Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

     (iii) Consolidated Statement of Shareholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998.

     (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

     (v)  Notes to consolidated financial statements at December 31, 2000.

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

       4.1 Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant's Registration
            Statement on Form S-1, Registration Number 333-87985).

      10.1  1993 Stock Option Plan (incorporated by reference to Exhibit
            4.4 of Registrant's Registration Statement on Form S-8, Registration Number 333-94081).**

      10.2  1999 Stock Incentive Plan (incorporated by reference to
            Exhibit 4.5 of Registrant's Registration Statement on Form S-8, Registration Number 333-94081).**

      10.3 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of Registrant's Registration Statement on Form S-8, Registration Number 333-94081).**

      10.4 eBenX, Inc./Arbor Administrative Services, Inc. 2000 Equity Compensation Plan.*/**

      10.5 Agreement and Plan of Merger by and among Arbor Administrative Services, Inc., a Delaware corporation, the principal stockholder of Arbor, eBenX, Inc., a Minnesota corporation, and Arbor Acquisition Corp., a Minnesota corporation, dated August 28, 2000 (incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K, filed on September 14, 2000).

      10.6 Services Agreement by and between the Company and PepsiCo, Inc. dated June 1, 1997 (incorporated by reference to Exhibit
            10.4 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

      10.7 Services Agreement by and between the Company and Bell Atlantic Corporation, dated July 1, 1998 (incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985)

      10.8 Employment Agreement by and between the Company and Mark Tierney, dated as of April 22, 1999, and amended and restated on September 28, 1999 (incorporated by reference to Exhibit
            10.9 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).**

      10.9 Employment Agreement by and between the Company and John Davis, dated as of April 12, 1999 (incorporated by reference to Exhibit 10.10 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).**

      10.10 Employment Agreement by and between the Company and Scott Halstead, dated as of April 22, 1999 (incorporated by reference to Exhibit 10.11 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).**

      10.11 Employment Agreement by and between the Company and Jeff Rosenblum, dated as of September 6, 2000.*/**

      10.12 Multi-Tenant Office Lease Agreement by and between the Company and Utah State Retirement Investment Fund, dated January 21, 2000 (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-Q, filed on August 11, 2000).

      10.13 Healtheon Service Employer Group Distribution Agreement by and between the Company and Healtheon Corporation, dated September 30, 1999 (incorporated by reference to Exhibit
             10.20 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

      10.14 Second Amended and Restated Investors' Rights Agreement, dated June 9, 1999 (relating to the registration rights relating to Series A, Series B, and Series C Preferred Stock) (incorporated by reference to Exhibit 10.21 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

      10.15 Registration Rights Agreement, dated September 6, 2000 (relating to the registration rights of the previous shareholders of Arbor Administrative Services, Inc.).*

      21.1  Subsidiaries of the Company*

      23.1  Consent of Ernst & Young LLP*

      24.1  Power of Attorney*
--------
*  Filed herewith.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14(c) of this Report.

  (b) The Registrant filed no Reports on Form 8-K during its fourth fiscal quarter.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EBENX, INC.

Dated: March 23, 2001
                                                     /s/ John J. Davis
                                          By __________________________________
                                                       John J. Davis
                                                Chief Executive Officer and
                                                          President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             Signature                            Title                      Date
             ---------                            -----                      ----
        /s/ Mark W. Tierney         Chairman and Director (principal    March 23, 2001
 _________________________________
          Mark W. Tierney           executive officer)

         /s/ John J. Davis          President, Chief Executive
                                    Officer and                         March 23, 2001
 _________________________________
           John J. Davis            Director (principal executive
                                    officer)

        /s/ Thomas E. Kelly         Chief Financial Officer and
                                    Secretary                           March 23, 2001
 _________________________________
          Thomas E. Kelly           (principal financial officer and
                                    principal accounting officer)

         /s/ Paul V. Barber         Director                            March 23, 2001
 _________________________________
           Paul V. Barber

        /s/ James P. Bradley        Director                            March 23, 2001
 _________________________________
          James P. Bradley

         /s/ Daniel M. Cain         Director                            March 23, 2001
 _________________________________
           Daniel M. Cain

           /s/ John Nehra           Director                            March 23, 2001
 _________________________________
             John Nehra

        /s/ Frank C. Witthun        Director                            March 23, 2001
 _________________________________
          Frank C. Witthun

                                INDEX TO EXHIBITS

Exhibit
-------

3.1 Fifth Amended and Restated Articles of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

3.2 Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

4.1      Specimen of Common Stock Certificate. (incorporated by reference to
         Exhibit 4.1 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

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

10.4 eBenX, Inc./Arbor Administrative Services, Inc. 2000 Equity Compensation Plan.

10.5 Agreement and Plan of Merger by and among Arbor Administrative Services, Inc., a Delaware corporation, the principal stockholder of Arbor, eBenX, Inc., a Minnesota corporation, and Arbor Acquisition Corp., a Minnesota corporation, dated August 28, 2000 (incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K, filed on September 14, 2000).

10.6 Services Agreement by and between the Company and PepsiCo, Inc. dated June 1, 1997 (incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

10.7 Services Agreement by and between the Company and Bell Atlantic Corporation, dated July 1, 1998 (incorporated by reference to Exhibit
         10.5 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

10.8 Employment Agreement by and between the Company and Mark Tierney, dated as of April 22, 1999, and amended and restated on September 28, 1999 (incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

10.9 Employment Agreement by and between the Company and John Davis, dated as of April 12, 1999 (incorporated by reference to Exhibit 10.10 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

10.10 Employment Agreement by and between the Company and Scott Halstead, dated as of April 22, 1999 (incorporated by reference to Exhibit 10.11 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

10.11 Employment Agreement by and between the Company and Jeff Rosenblum, dated as of September 6, 2000.

10.12 Multi-Tenant Office Lease Agreement by and between the Company and Utah State Retirement Investment Fund, dated January 21, 2000 (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-Q, filed on August 11, 2000).

10.13 Healtheon Service Employer Group Distribution Agreement by and between the Company and Healtheon Corporation, dated September 30, 1999 (incorporated by reference to Exhibit 10.20 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

10.14 Second Amended and Restated Investors' Rights Agreement, dated June 9, 1999 (relating to the registration rights relating to Series A, Series B, and Series C Preferred Stock) (incorporated by reference to Exhibit
         10.21 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

10.15 Registration Rights Agreement, dated September 6, 2000 (relating to the registration rights of the previous shareholders of Arbor Administrative Services, Inc.).

21.1     Subsidiaries of the Company

23.1     Consent of Ernst & Young LLP

24.1     Power of Attorney