Form 10-Q
period 2001-03-31
EBENX INC
filed 2001-05-14
CIK 1095825

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of May 1, 2001 there were 19,734,403 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                  EBENX, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 2001
                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000             1
           Condensed Consolidated Statements of Operations for the three-month periods ended
              March 31, 2001 and 2000                                                                2
           Condensed Consolidated Statements of Cash Flows for the three-month periods ended
              March 31, 2001 and 2000                                                                3
           Notes to Condensed Consolidated Financial Statements                                      4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations     7
Item 3.    Quantitative and Qualitative Disclosures about Market Risk                               11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                        12
Item 2.    Changes in Securities and Use of Proceeds                                                12
Item 3.    Defaults Upon Senior Securities                                                          12
Item 4.    Submission of Matters to a Vote of Security Holders                                      12
Item 5.    Other Information                                                                        12
Item 6.    Exhibits and Reports on Form 8-K                                                         13

                                  EBENX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Amounts in thousands)


                                                                        March 31,    December 31,
                                                                          2001          2000
                                                                      -----------    ------------
                               ASSETS

Current assets:
    Cash and cash equivalents                                           $     900      $      764
    Accounts receivable, net of allowance of $223 and $178                  4,799           3,973
    Unbilled revenue                                                        1,293           3,477
    Prepaid expenses and other                                              1,343           1,234
    Short-term investments                                                 73,098          76,744
                                                                        ---------      ----------
        Total current assets                                               81,433          86,192

Property and equipment, net                                                10,759           9,800
Loans receivable from employees                                               494             492
Deposits                                                                      103             103
Goodwill and other intangibles, net                                        55,077          60,639
                                                                        ---------      ----------
            Total assets                                                $ 147,866      $  157,226
                                                                        =========      ==========


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $     294      $      150
    Accrued compensation                                                      624             585
    Accrued expenses                                                        2,993           2,928
    Deferred revenue                                                          177              93
                                                                        ---------      ----------
        Total current liabilities                                           4,088           3,756

Shareholders' equity:
    Common stock                                                              197             196
    Additional paid-in capital                                            182,116         182,246
    Deferred stock-based compensation                                      (5,319)         (6,241)
    Accumulated other comprehensive income                                     45               8
    Retained deficit                                                      (33,261)        (22,739)
                                                                        ---------      ----------
        Total shareholders' equity                                        143,778         153,470
                                                                        ---------      ----------
            Total liabilities and shareholders' equity                  $ 147,866      $  157,226
                                                                        =========      ==========

       See accompanying notes to condensed consolidated financial statements.

                                  EBENX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                         ---------------------
                                                             2001         2000
                                                         --------    ---------

Net revenue                                              $  7,316    $   5,575
Cost of services (exclusive of stock-based compensation
  expense of $249 and $202 for the three months ended
  March 31, 2001 and 2000, respectively)                    6,651        4,271
                                                         --------    ---------
      Gross profit                                            665        1,304

Operating expenses:
    Selling, general and administrative (exclusive of
      stock-based compensation expense of $341 and
      $267 for the three months ended March 31, 2001
      and 2000, respectively)                               3,894        2,405
    Research and development (exclusive of stock-based
      compensation expense of $122 and $162 for the
      three months ended March 31, 2001 and 2000,
      respectively)                                         2,206        1,589
    Amortization of stock-based compensation                  712          631
    Amortization of goodwill and other intangibles          5,663            -
                                                         --------    ---------
      Total operating expenses                             12,475        4,625
                                                         --------    ---------
Loss from operations                                      (11,810)      (3,321)
Interest income and other, net                              1,288        1,536
                                                         --------    ---------
Net loss                                                 $(10,522)   $  (1,785)
                                                         ========    =========

Net loss per share:
    Basic and diluted                                    $  (0.54)   $   (0.11)
                                                         ========    =========

Shares used in calculation of net loss per share:
    Basic and diluted                                      19,340       15,992
                                                         ========    =========

      See accompany notes to condensed consolidated financial statements.

                                  EBENX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                          Three Months Ended
                                                                               March 31,
                                                                    ------------------------------
                                                                       2001                 2000
                                                                    ---------            ---------
Operating activities:
    Net loss                                                        $ (10,522)           $  (1,785)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation of property and equipment                              520                  348
      Amortization of stock-based compensation,
        goodwill and other intangibles                                  6,375                  631
      Changes in operating assets and liabilities
        Accounts receivable                                              (851)                 842
        Other current assets                                            2,075               (1,081)
        Accounts payable                                                  144                 (421)
        Accrued expenses                                                   29                  655
        Deferred revenue                                                   84                 (107)
        Deposits                                                            -                 (653)
                                                                    ---------            ---------
           Net cash used in operating activities                       (2,146)              (1,571)

Investing activities
    Additions to property and equipment                                (1,482)                (999)
    Purchases of investments                                          (87,735)            (225,457)
    Sales of investments                                               91,418              118,786
                                                                    ---------            ---------
           Net cash provided by (used in) investing activities          2,201             (107,670)

Financing activities:
    Stock options and warrants exercised                                   81                  666
    Proceeds from issuance of common stock, net of costs                    -               12,988
                                                                    ---------            ---------
           Net cash provided by financing activities                       81               13,654

Net increase (decrease) in cash and cash equivalents                      136              (95,587)

Cash and cash equivalents at beginning of period                          764               98,611
                                                                    ---------            ---------
Cash and cash equivalents at end of period                          $     900            $   3,024
                                                                    =========            =========

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

Basis of Presentation

     The condensed consolidated financial statements included herein, except for the December 31, 2000 balance sheet which was extracted from the audited financial statements of December 31, 2000, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three- month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ended December 31, 2001. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


2. Comprehensive Income

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive loss for the three months ended March 31, 2001 consisted solely of an unrealized gain on available-for-sale securities of $37,000 resulting in a total comprehensive loss of $10,485,000. Adjustments to comprehensive loss for the three months ended March 31, 2000 consisted of an unrealized loss on available-for-sale securities of $27,000, resulting in a total comprehensive loss of $1,812,000. The tax effects of these other comprehensive adjustments were not considered to be material.

3. Shareholders' Equity

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

     The total purchase price paid for the Arbor acquisition was allocated as follows (in thousands):

          Net assets acquired    $    (77)
          Intangible assets         5,600
          Goodwill                 62,303

     Goodwill and other intangible assets are being amortized over a three-year period. At March 31, 2001, accumulated amortization related to goodwill and other intangible assets acquired in the Arbor acquisition totaled $12.8 million.

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three month periods ended March 31, 2001 and 2000, assuming Arbor had been acquired at the beginning of fiscal 2000 (in thousands, except per share data):

                                                 Three months ended
                                                      March 31,
                                             ---------------------------
                                                2001             2000
                                             ----------       ----------
     Revenue                                 $   7,316        $  6,362
     Net loss                                $ (10,522)       $ (2,456)
     Basic and diluted net loss per share    $   (0.54)       $  (0.13)


     The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the three-month period ended March 31, 2000. They are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

5. Deferred stock-based compensation

     In connection with the granting of stock options to employees prior to the Company's initial public offering, the Company recorded deferred stock-based compensation of approximately $5.5 million in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. In connection with the acquisition of Arbor in September 2000, the Company recorded deferred stock-based compensation of $5.2 million. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date all outstanding unvested options and restricted stock of Arbor were converted to Company options and restricted stock. The deferred stock-based compensation is included as a component of stockholders' equity and is being amortized over the vesting period of the options. Approximately $712,000 and $631,000 of amortization expense was recognized in the three months ended March 31, 2001 and 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical information, this document contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, service development, relationships with strategic partners and pending acquisitions. These forward-looking statements include declarations regarding our belief or current expectations of management, such as statements indicating that "we expect," "we anticipate," "we intend," "we believe," and similar language. We caution that any forward-looking statement made by us in this Quarterly Report on Form 10-Q or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risks discussed in our Annual Report on Form 10-K filed on March 23, 2001.

     The following discussion and analysis of the financial condition and results of operations of eBenX should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000, and included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

     In September 2000, we acquired Arbor Administrative Services, Inc., which merged into our wholly owned subsidiary, Arbor Associates, Inc. (Arbor). Arbor is a Web-based benefits administrator that offers a Web/IVR benefits platform, and provides full service benefit administration for mid-sized employers. Arbor distributes its services primarily through brokers and other employee benefits advisors.

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

     Since our inception, we have incurred net losses. As of March 31, 2001, we had an accumulated deficit of $33.3 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, the development and maintenance of our customer and carrier interfaces, and the amortization of stock-based compensation, goodwill and other intangibles. We believe that we will incur operating losses for the next several years.
Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

     The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.

                                                               Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                                2001         2000
                                                             ----------   ---------
     Net revenue                                               100.0%       100.0%
     Cost of services                                           90.9         76.6
                                                             -------      -------
            Gross profit                                         9.1         23.4

     Operating expenses:
         Selling, general and administrative                    53.2         43.1
         Research and development                               30.2         28.5
         Amortization of stock-based compensation                9.7         11.3
         Amortization of goodwill and other intangibles         77.4            -
                                                             -------      -------

           Total operating expenses                            170.5         82.9
                                                             -------      -------

     Loss from operations                                     (161.4)       (59.5)
     Interest income and other, net                             17.6         27.5
                                                             -------      -------
     Net loss                                                 (143.8%)      (32.0%)
                                                             =======      =======

     In addition to our operating results, we also track and provide enrollment statistics. Enrollment is defined as the number of employees to which we
currently provide administration services.   Enrollment commitments include
employees currently in enrollment, new customer employee commitments that will be implemented in the foreseeable future, and exclude employee commitments which will be terminated in the future. The following table sets forth our enrollment statistics for the periods indicated.

                                    Three Months Ended
                                         March 31,
                                  ----------------------
                                    2001          2000
                                  --------      --------
       Enrollment                 807,000       540,000
       Enrollment commitments     725,000       600,000

     Net revenue. Net revenue for the three months ended March 31, 2001 increased to $7.3 million from $5.6 million for the same period in 2000, representing an increase of $1.7 million, or 31.2%. This increase was due primarily to revenue earned in 2001 from our subsidiary, Arbor Associates, Inc. (Arbor), in addition to revenue earned through new sales of our administrative services. Excluding the revenue received from Arbor, our administrative services revenue for the three months ended March 31, 2001 increased by 24% over the same period in 2000, while the timing of services for our procurement consulting projects resulted in a 44% decrease in procurement consulting revenue.

     Cost of services. Cost of services for the three months ended March 31, 2001 increased to $6.7 million, from $4.3 million for the same period in 2000, representing an increase of $2.4 million, or 55.7%. Cost of services, as a percentage of net revenues, increased to 90.9% for the three months ended March 31, 2001 from 76.6% for the same period in 2000. The additional cost of service expense from Arbor accounted for the majority of the increase.

     Selling, general and administrative. Selling, general and administrative expenses increased to $3.9 million for the three months ended March 31, 2001, from $2.4 million for the same period in 2000. The $1.5 million increase, or 61.9%, primarily was due to additional expense from Arbor. In addition, approximately $140,000 of the increase relates to severance costs resulting from
a workforce reduction which occurred in February 2001.   Selling, general and
administrative expenses, as a percentage of net revenues, increased to 53.2% for the three months ended March 31, 2001, from 43.1% for the same period in 2000. We anticipate that sales and marketing expenses will increase in future periods as we continue to expand our sales and marketing efforts.

     Research and development. Research and development expenses for the three months ended March 31, 2001 increased to $2.2 million, from $1.6 million for the same period in 2000, representing an increase of $617,000, or 38.8%. This increase is due to the research and development expenses incurred during the quarter by Arbor. Research and development expenses, as a percentage of net revenues, increased to 30.2% for the three months ended March 31, 2001, from 28.5% for the same period in 2000. We anticipate that we will continue to devote substantial resources to our research and development efforts and related expenses will increase for the foreseeable future.

     Amortization of stock-based compensation. In connection with the granting of stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $712,000 in amortization expense related to the deferred stock-based compensation for the three months ended March 31, 2001, an increase of 12.8% from the $631,000 recorded for the same period in 2000. The amortization of deferred stock-based compensation will result in an additional $5.3 million of charges to operations through 2004.

     Amortization of goodwill and other intangibles. Related to our acquisition of Arbor, goodwill and other intangibles of $67.9 million was recorded.
Goodwill and other intangibles will be amortized over 36 months. We recorded $5.7 million in amortization expense related to these assets in the three months ended March 31, 2001.

     Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income decreased to $1.3 million for the three months ended March 31, 2001, from $1.5 million for the same period in 2000. The decrease in interest income between periods is primarily a result of a decrease in our short-term investment portfolio.

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

     As of March 31, 2001, we had $74.0 million in short-term investments and cash and cash equivalents. Short-term investments consisted primarily of commercial paper and corporate and government bonds. Cash equivalents consisted primarily of money market funds.

     Our operating activities used cash of $2.1 million and $1.6 million in the three months ended March 31, 2001 and 2000, respectively. The use of cash in operations in 2001 was due primarily to funding our net loss and an increase in accounts receivable, partially offset by a decrease in other current assets and noncash charges for depreciation and amortization. The use of cash in operations in 2000 was due primarily to funding our net loss and an increase in other current assets and deposits, partially offset by a decrease in accounts receivable and noncash charges for depreciation and amortization.

     Our investing activities provided cash of $2.2 million and used cash of $107.7 million in the three months ended March 31, 2001 and 2000, respectively. In 2001, our investing activities generated $91.4 million in cash through sales of investments, but used $87.7 million for purchases of investments and $1.5 million for additions to equipment. In 2000, our investing activities generated $118.8 million in cash from sales of investments, but used $225.5 million for purchases of investments and $1.0 million for additions to equipment.

     Our financing activities provided cash of $81,000 and $13.7 million in the three months ended March 31, 2001 and 2000, respectively. In 2001, cash flows from financing activities consisted of proceeds from the exercise of stock options and warrants. In 2000, proceeds from the issuance of common stock generated $13.0 million in cash, comprised of net proceeds of $14 million from the underwriter's exercise of the over-allotment option to purchase 750,000 shares of common stock, offset by additional payments of expenses related to our initial public offering. Stock issued under the exercise of options and warrants generated net cash of $700,000 in 2000.

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

     The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investments at March 31, 2001 (in thousands):

                                       2001         2002        Total
                                     --------     -------      --------

     Cash equivalents                $    900     $     -      $    900
         Average interest rate            5.2%          -           5.2%

     Short-term investments          $ 69,848     $ 3,250      $ 73,098
         Average interest rate            5.6%        5.7%          5.6%


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

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         During the first quarter of 2001, we issued and sold the following securities that were not registered under the Securities Act of 1933:

     1. Pursuant to Section 4(2) of the Securities Act of 1933, we issued 15,588 shares of common stock to an investor upon the net exercise of a warrant for shares of common stock.

         The recipient of the securities in this transaction represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. The recipient had adequate access, through its relationship with us, to information about us. No placement agents were used in the foregoing transaction.

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

         We have used the net offering proceeds for the following purposes in the approximate amounts set forth below (in millions):

           Short-term investments               $ 66.1
           Acquisition of Arbor                   20.4
           Purchase of furniture and equipment     8.4
           Working capital                        10.6
                                                ------
             Total                              $105.5

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

         None

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

        10.4 eBenX, Inc./Arbor Administrative Services, Inc. 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K, filed March 23, 2001).

        10.5 Amended Employment Agreement by and between the Company and Mark Tierney, dated as of April 22, 1999, and amended and restated on September 28, 1999 (incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

        10.6 Amended Employment Agreement by and between the Company and John Davis, dated as of April 12, 1999 (incorporated by reference to Exhibit 10.10 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

        10.7 Amended Employment Agreement by and between the Company and Scott Halstead, dated as of April 22, 1999 (incorporated by reference to Exhibit 10.11 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

        10.8 Employment Agreement by and between the Company and Thomas E. Kelly, dated as of February 23, 2001.*

        10.9 Separation Agreement and Release by and between the Company and Michael C. Bingham, dated as of March 5, 2001.*

        10.10 Second Amended and Restated Investors' Rights Agreement, dated June 9, 1999 (relating to the registration rights relating to Series A, Series B, and Series C Preferred Stock) (incorporated by reference to Exhibit 10.21 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

        10.11 Registration Rights Agreement, dated September 6, 2000 (relating to the registration rights of the previous shareholders of Arbor Administrative Services, Inc.) (incorporated by reference to
               Exhibit 10.15 of Registrant's Form 10-K, filed March 23, 2001).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended March 31, 2001.

____________

*  Filed herewith.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EBENX, INC.




Date: May 14, 2001          By /s/ Thomas E. Kelly
                               -------------------------------------
                               Thomas E. Kelly
                               Chief Financial Officer and Secretary
                               (principal financial officer)