Form 10-Q
period 2001-06-30
EBENX INC
filed 2001-08-14
CIK 1095825

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of August 1, 2001 there were 19,856,767 shares of the registrant's common stock outstanding.

================================================================================

                                   EBENX, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2001
                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at June 30, 2001 and
            December 31, 2000                                                 1
         Condensed Consolidated Statements of Operations for the
            three- and six-month periods ended June 30, 2001 and 2000         2
         Condensed Consolidated Statements of Cash Flows for the
            six-month periods ended June 30, 2001 and 2000                    3
         Notes to Condensed Consolidated Financial Statements                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk          12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13
Item 2.  Changes in Securities and Use of Proceeds                           13
Item 3.  Defaults Upon Senior Securities                                     13
Item 4.  Submission of Matters to a Vote of Security Holders                 13
Item 5.  Other Information                                                   14
Item 6.  Exhibits and Reports on Form 8-K                                    14

                                  EBENX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Amounts in thousands)


                                                                June 30,     December 31,
                                                                  2001          2000
                                                               ---------     ------------
                          ASSETS

Current assets:
    Cash and cash equivalents                                  $     388      $     764
    Short-term investments                                        70,176         76,744
    Accounts receivable, net of allowance of $243 and $178         4,060          3,973
    Unbilled revenue                                               1,527          3,477
    Prepaid expenses and other                                     1,567          1,234
                                                               ---------      ---------
        Total current assets                                      77,718         86,192

Property and equipment, net                                       10,853          9,800
Loans receivable from employees                                      574            492
Deposits                                                             108            103
Goodwill and other intangibles, net                               49,398         60,639
                                                               ---------      ---------
            Total assets                                       $ 138,651      $ 157,226
                                                               =========      =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $     179      $     150
    Accrued compensation                                             961            585
    Accrued expenses                                               2,767          2,928
    Deferred revenue                                                 343             93
                                                               ---------      ---------
        Total current liabilities                                  4,250          3,756

Shareholders' equity:
    Common stock                                                     198            196
    Additional paid-in capital                                   181,924        182,246
    Deferred stock-based compensation                             (4,466)        (6,241)
    Accumulated other comprehensive income                            13              8
    Retained deficit                                             (43,268)       (22,739)
                                                               ---------      ---------
        Total shareholders' equity                               134,401        153,470
                                                               ---------      ---------
            Total liabilities and shareholders' equity         $ 138,651      $ 157,226
                                                               =========      =========


     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                     ----------------------      ----------------------
                                                                       2001          2000          2001          2000
                                                                     --------      --------      --------      --------
Net revenue                                                          $  7,828      $  6,394      $ 15,144      $ 11,970
Cost of services (exclusive of stock-based compensation
    expense of $242 and $148 for the three months ended
    June 30, 2001 and 2000 and $491 and $350 for the six months
    ended June 30, 2001 and 2000, respectively)                         6,654         4,824        13,305         9,095
                                                                     --------      --------      --------      --------
      Gross profit                                                      1,174         1,570         1,839         2,875

Operating expenses:
    Selling, general and administrative (exclusive of stock-
      based compensation expense of $285 and $206 for the
      three months ended June 30, 2001 and 2000 and
      $626 and $474 for the six months ended June 30, 2001 and
      2000, respectively)                                               3,766         2,908         7,660         5,309
    Research and development (exclusive of stock-based
      compensation expense of $103 and $154 for the three
      months ended June 30, 2001 and 2000 and $225 and $316 for
      the six months ended June 30, 2001 and 2000, respectively)        2,193         1,824         4,399         3,413
    Amortization of stock-based compensation                              630           508         1,342         1,140
    Amortization of goodwill and other intangibles                      5,650          --          11,313          --
                                                                     --------      --------      --------      --------
      Total operating expenses                                         12,239         5,240        24,714         9,862
                                                                     --------      --------      --------      --------
Loss from operations                                                  (11,065)       (3,670)      (22,875)       (6,987)
Interest income and other, net                                          1,058         1,778         2,346         3,310
                                                                     --------      --------      --------      --------
Net loss                                                             $(10,007)     $ (1,892)     $(20,529)     $ (3,677)
                                                                     ========      ========      ========      ========
Net loss per share:
    Basic and diluted                                                $  (0.51)     $  (0.12)     $  (1.06)     $  (0.23)
                                                                     ========      ========      ========      ========
Shares used in calculation of net loss per share:
    Basic and diluted                                                  19,479        16,355        19,410        16,173
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

                                   EBENX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                   ------------------------
                                                                      2001           2000
                                                                   ----------     ---------
Operating activities:
    Net loss                                                       $ (20,529)     $  (3,677)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation of property and equipment                           1,131            456
      Amortization of stock-based compensation,
        goodwill and other intangibles                                12,655          1,140
      Loss on sale of property and equipment                            --              210
      Changes in operating assets and liabilities:
        Accounts receivable                                             (112)          (400)
        Other current assets                                           1,609         (1,036)
        Accounts payable                                                  29           (933)
        Accrued expenses                                                 169          1,409
        Deferred revenue                                                 250              7
        Deposits                                                          (5)           (37)
                                                                   ---------      ---------
           Net cash used in operating activities                      (4,803)        (2,861)

Investing activities
    Additions to property and equipment                               (2,187)        (6,174)
    Purchases of investments                                        (222,368)      (432,083)
    Sales of investments                                             228,941        329,682
    Advances to employees                                                (72)          --
                                                                   ---------      ---------
           Net cash provided by (used in) investing activities         4,314       (108,575)

Financing activities:
    Stock options and warrants exercised                                 113            758
    Proceeds from issuance of common stock, net of costs                --           12,988
                                                                   ---------      ---------
           Net cash provided by financing activities                     113         13,746

Net decrease in cash and cash equivalents                               (376)       (97,690)

Cash and cash equivalents at beginning of period                         764         98,611
                                                                   ---------      ---------
Cash and cash equivalents at end of period                         $     388      $     921
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

Basis of Presentation

     The condensed consolidated financial statements included herein, except for the December 31, 2000 balance sheet which was extracted from the audited financial statements of December 31, 2000, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ended December 31, 2001. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


2.   Comprehensive Income

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive loss for the six months ended June 30, 2001 consisted of unrealized gains on available-for-sale securities of $5,000, resulting in a total comprehensive loss of $20,524,000. Adjustments to comprehensive loss for the six months ended June 30, 2000 consisted of unrealized losses on available-for-sale securities of $24,000, resulting in a total comprehensive loss of $3,701,000. The tax effects of these other comprehensive adjustments were not considered to be material.

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

     The total purchase price paid for the Arbor acquisition was allocated as follows (in thousands):

                  Net assets acquired                 $   (48)
                  Intangible assets                   $ 5,600
                  Goodwill                            $62,275

     Goodwill and other intangible assets are being amortized over a three-year period. At June 30, 2001, accumulated amortization related to goodwill and other intangible assets acquired in the Arbor acquisition totaled $18.5 million.

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three- and six-month periods ended June 30, 2001 and 2000, assuming Arbor had been acquired at the beginning of fiscal 2000 (in thousands, except per share data):

                                             Three months ended                Six months ended
                                                   June 30,                         June 30,
                                           -----------------------         ------------------------
                                             2001            2000             2001             2000
                                           --------        -------         --------        --------
Revenue                                    $  7,828        $ 7,805         $ 15,144        $ 14,168
Net loss                                   $(10,007)       $(8,423)        $(20,529)       $(16,611)
Basic and diluted net loss per share       $  (0.51)       $ (0.44)        $  (1.06)       $  (0.89)



     The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the three- and six-month periods ended June 30, 2000. They are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

5.   Deferred stock-based compensation

     In connection with the granting of stock options to employees prior to the Company's initial public offering, the Company recorded deferred stock-based compensation of approximately $5.5 million in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. In connection with the acquisition of Arbor in September 2000, the Company recorded deferred stock-based compensation of $5.2 million. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date all outstanding unvested options and restricted stock of Arbor were converted to Company options and restricted stock. The deferred stock-based compensation is included as a component of stockholders' equity and is being amortized over the vesting period of the options. Approximately $630,000 and $508,000 of amortization expense was recognized in the three months ended June 30, 2001 and 2000, respectively. For the six-month periods ending June 30, 2001 and 2000, approximately $1.3 million and $1.1 million of amortization expense was recognized, respectively.


6.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $20.8 million and $14.2 million for 2002 and 2003, respectively. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

     Revenue is derived primarily from providing ongoing annual enrollment and health and welfare eligibility administration and premium billing and payment exchange services. Administrative or exchange services revenue typically is priced on a per employee per month basis with adjustments made to accommodate the number of health plans and other carriers required by the customer. In many cases, we allow fixed and variable fee structures to permit volume-adjusted pricing. We recognize revenue for administrative services as the services are performed. Revenue also is recorded for implementation fees associated with our administrative services. These fees are recognized as revenue over the life of the contract. We also receive fees for providing enrollment services. These fees are recognized over the enrollment period as services are provided. In addition, we earn revenue from health and welfare benefits procurement consulting fees as services are performed. We typically enter into multi-year contracts with our large employer customers. Customers may purchase some or all of our services, and the customer relationship may evolve from utilizing procurement services to utilizing implementation and enrollment services and per employee-based administrative services.

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

     Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. To date, we have not capitalized any of our software development costs as a majority of our in-house development efforts related to determining specific software requirements and evaluating alternatives related to specific performance criteria for our products. As a result, all research and development costs have been expensed as incurred. We intend to continue to expand our offerings by adding additional services. We expect these activities will require additional personnel. Accordingly, we expect our research and development expenses will continue to increase for the foreseeable future.

     Since our inception, we have incurred net losses. As of June 30, 2001, we had an accumulated deficit of $43.3 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, the development and maintenance of our customer and carrier interfaces, and the amortization of stock-based compensation, goodwill and other intangibles. Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.


Results of Operations

     The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.

                                                     Three Months Ended    Six Months Ended
                                                           June 30,            June 30,
                                                     ------------------    ----------------
                                                        2001      2000      2001      2000
                                                      ------     -----     -----     -----
Net revenue                                            100.0%    100.0%    100.0%    100.0%
Cost of services                                        85.0      75.4      87.9      76.0
                                                      ------     -----     -----     -----
      Gross profit                                      15.0      24.6      12.1      24.0

Operating expenses:
    Selling, general and administrative                 48.1      45.5      50.6      44.4
    Research and development                            28.0      28.5      29.0      28.5
    Amortization of stock-based compensation             8.0       8.0       8.9       9.5
    Amortization of goodwill and other intangibles      72.2      --        74.7      --
                                                      ------     -----     -----     -----
      Total operating expenses                         156.3      82.0     163.2      82.4
                                                      ------     -----     -----     -----
Loss from operations                                  (141.3)    (57.4)   (151.1)    (58.4)
Interest income and other, net                          13.5      27.8      15.5      27.7
                                                      ------     -----     -----     -----
Net loss                                              (127.8%)   (29.6%)  (135.6%)   (30.7%)
                                                      ======     =====     =====     =====

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

                                                June 30,
                                         ----------------------
                                           2001           2000
                                         -------        -------
            Enrollment                   814,000        585,000
            Enrollment commitments        36,000        140,000


Comparison of the three months ended June 30, 2001 and 2000

     Net revenue. Net revenue for the three months ended June 30, 2001 increased to $7.8 million from $6.4 million for the same period in 2000, representing an increase of $1.4 million, or 22.4%. This increase was due primarily to revenue earned in 2001 from our subsidiary, Arbor Associates, Inc. (Arbor), in addition to revenue earned through new sales of our administrative services.

     Cost of services. Cost of services for the three months ended June 30, 2001 increased to $6.7 million, from $4.8 million for the same period in 2000, representing an increase of $1.8 million, or 37.9%. Cost of services, as a percentage of net revenues, increased to 85.0% for the three months ended June 30, 2001 from 75.4% for the same period in 2000. Primary reasons for this increase include: additional cost of service expense from Arbor, which generally experiences lower margins during the first half of a calendar year and higher margins in the last half of a calendar year; Arbor integration costs; higher rent costs, equipment lease costs, and depreciation related to our new Minnesota production site; higher rent costs related to new company headquarters; and severance costs related to a workforce reduction in February, 2001. We anticipate that margins will continue to be impacted by most of these factors over the near future.

     Selling, general and administrative. Selling, general and administrative expenses increased to $3.8 million for the three months ended June 30, 2001, from $2.9 million for the same period in 2000. The $858,000 increase, or 29.5%, was due to additional expense from Arbor, severance costs resulting from a workforce reduction in February 2001, and increased rent and depreciation related to new company headquarters. Selling, general and administrative expenses, as a percentage of net revenues, increased to 48.1% for the three months ended June 30, 2001, from 45.5% for the same period in 2000. We anticipate that sales and marketing expenses will increase in future periods as we continue to expand our sales and marketing efforts.

     Research and development. Research and development expenses for the three months ended June 30, 2001 increased to $2.2 million, from $1.8 million for the same period in 2000, representing an increase of $369,000, or 20.2%. This increase is primarily due to research and development expenses incurred during the quarter by Arbor. Research and development expenses, as a percentage of net revenues, decreased to 28.0% for the three months ended June 30, 2001, from 28.5% for the same period in 2000. We anticipate that we will continue to devote substantial resources to our research and development efforts and related expenses will increase for the foreseeable future.

     Amortization of stock-based compensation. In connection with the granting of stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $630,000 in amortization expense related to the deferred stock-based compensation for the three months ended June 30, 2001, an increase of 24.0% from the $508,000 recorded for the same period in 2000. This increase was due primarily to the assumption of outstanding restricted stock, options, and warrants of Arbor. The amortization of deferred stock-based compensation will result in an additional $4.5 million of charges to operations through 2004.

     Amortization of goodwill and other intangibles. Related to our acquisition of Arbor, goodwill and other intangibles of $67.9 million was recorded. Goodwill and other intangibles will be amortized over 36 months. We recorded $5.7 million in amortization expense related to these assets in the three months ended June 30, 2001.

     Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income decreased to $1.1 million for the three months ended June 30, 2001, from $1.8 million for the same period in 2000. The decrease in interest income between periods is primarily a result of a decrease in our short-term investment portfolio as a result of the acquisition of Arbor and operating losses.

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


Comparison of the six months ended June 30, 2001 and 2000

     Net revenue. Net revenue for the six months ended June 30, 2001 increased to $15.1 million from $12.0 million for the same period in 2000, representing an increase of $3.1 million, or 26.5%. This increase was due primarily to revenue earned in 2001 from Arbor in addition to revenue earned through new sales of our administrative services.

     Cost of services. Cost of services for the six months ended June 30, 2001 increased to $13.3 million, from $9.1 million for the same period in 2000, representing an increase of $4.2 million, or 46.3%. Cost of services, as a percentage of net revenues, increased to 87.9% for the six months ended June 30, 2001 from 76.0% for the same period in 2000. Primary reasons for this increase include: additional cost of service expense from Arbor, which generally experiences lower margins during the first half of a calendar year and higher margins in the last half of a calendar year; costs related to integrating Arbor operations and systems; higher rent costs, equipment lease costs, and depreciation related to our new Minnesota production site; higher rent costs related to new company headquarters; and severance costs related to a workforce reduction in February, 2001. We anticipate that margins will continue to be impacted by most of these factors over the near future.

     Selling, general and administrative. Selling, general and administrative expenses increased to $7.7 million for the six months ended June 30, 2001, from $5.3 million for the same period in 2000. The $2.4 million increase, or 44.3%, primarily was due to additional expense from Arbor, severance costs resulting from a workforce reduction in February 2001, and increased rent and depreciation related to new company headquarters. Selling, general and administrative expenses, as a percentage of net revenues, increased to 50.6% for the six months ended June 30, 2001, from 44.4% for the same period in 2000. We anticipate that sales and marketing expenses will increase in future periods as we continue to expand our sales and marketing efforts.

     Research and development. Research and development expenses for the six months ended June 30, 2001 increased to $4.4 million, from $3.4 million for the same period in 2000, representing an increase of $1.0 million, or 28.9%. This increase is primarily due to research and development expenses incurred during the quarter by Arbor. Research and development expenses, as a percentage of net revenues, increased to 29.0% for the six months ended June 30, 2001, from 28.5% for the same period in 2000. We anticipate that we will continue to devote substantial resources to our research and development efforts and related expenses will increase for the foreseeable future.

     Amortization of stock-based compensation. In connection with the granting of stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $1.3 million in amortization expense related to the deferred stock-based compensation for the six months ended June 30, 2001, an increase of 17.7% from the $1.1 million recorded for the same period in 2000. This increase was due primarily to the assumption of outstanding restricted stock, options, and warrants of Arbor. The amortization of deferred stock-based compensation will result in an additional $4.5 million of charges to operations through 2004.

     Amortization of goodwill and other intangibles. Related to our acquisition of Arbor, goodwill and other intangibles of $67.9 million was recorded. Goodwill and other intangibles will be amortized over 36 months. We recorded $11.3 million in amortization expense related to these assets in the six months ended June 30, 2001.

     Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income decreased to $2.3 million for the six months ended June 30, 2001, from $3.3 million for the same period in 2000. The 29.1% decrease in interest income between periods is primarily a result of a decrease in our short-term investment portfolio due to the acquisition of Arbor and operating losses.


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

     As of June 30, 2001, we had $70.6 million in short-term investments and cash and cash equivalents. Short-term investments consisted primarily of commercial paper and corporate and government bonds. Cash equivalents consisted primarily of money market funds.

     Our operating activities used cash of $4.8 million and $2.9 million in the six months ended June 30, 2001 and 2000, respectively. The use of cash in operations in 2001 was due primarily to funding our net loss, offset by a decrease in other current assets and noncash charges for depreciation and amortization. The use of cash in operations in 2000 was due primarily to funding our net loss, an increase in other current assets and a decrease in accounts payable, partially offset by an increase in accrued expenses and noncash charges for depreciation, amortization and the loss on the sale of property and equipment.

     Our investing activities provided cash of $4.3 million and used cash of $108.6 million in the six months ended June 30, 2001 and 2000, respectively. In 2001, our investing activities generated $228.9 million in cash through sales of investments, but used $222.4 million for purchases of investments and $2.2 million for additions to equipment. In 2000, our investing activities generated $329.7 million in cash from sales of investments, but used $432.1 million for purchases of investments and $6.2 million for additions to equipment.

     Our financing activities provided cash of $113,000 and $13.7 million in the six months ended June 30, 2001 and 2000, respectively. In 2001, cash flows from financing activities consisted of proceeds from the exercise of stock options and warrants. In 2000, proceeds from the issuance of common stock generated $13.0 million in cash, comprised of net proceeds of $14 million from the underwriter's exercise of the over-allotment option to purchase 750,000 shares of common stock, offset by additional payments of expenses related to our initial public offering. Stock issued under the exercise of options and warrants generated net cash of $758,000 in 2000.

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

     The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investments at June 30, 2001 (in thousands):


                                  2001         2002      2003       Total
                                -------      -------    ------    -------
Cash equivalents                $   388      $    -     $   -     $   388
    Average interest rate           3.2%          -         -         3.2%

Short-term investments          $56,942      $10,456    $2,778    $70,176
    Average interest rate           4.0%         4.6%      4.7%       4.1%


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

     None.

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

     We have used the net offering proceeds for the following purposes in the approximate amounts set forth below (in millions):

                 Short-term investments                     $ 62.7
                 Acquisition of Arbor                         20.4
                 Purchase of furniture and equipment           9.1
                 Working capital                              13.3
                                                            ------
                   Total                                    $105.5

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders in Minneapolis, Minnesota on May 24, 2001. Of the 19,730,803 shares outstanding as of the record date, 13,088,386 shares were present or represented by proxy at the meeting. The following action was voted upon:

         A proposal to elect the following directors to serve for a term ending upon the 2004 Annual Meeting of Stockholders or until their successors are elected and qualified:


         Director                        Votes For            Votes Withheld
         ------------------             ----------            --------------
         Paul V. Barber                 13,085,829                 2,557
         James P. Bradley               13,085,629                 2,757
         Daniel M. Cain                 13,085,829                 2,557

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

     10.8 Employment Agreement by and between the Company and Thomas E. Kelly, dated as of February 23, 2001.

     10.9 Separation Agreement and Release by and between the Company and Michael C. Bingham, dated as of March 5, 2001.

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

(b)  Reports on Form 8-K

          On May, 16, 2001 the Company filed a Current Report on Form 8-K in compliance with Regulation FD reporting that it had been informed that an institutional investor intended to distribute an aggregate of 531,267 of the Company's common stock to its 60 limited partners on or about May 14, 2001.

          On June 19, 2001 the Company filed a Current Report on Form 8-K reporting that Dr. Elain C. Enthoven, Ph.D. was elected to its Board of Directors to replace outgoing board member John M. Nehra, who had served on the Company's Board of Directors since 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EBENX, INC.


Date:  August 14, 2001                 By /s/  Thomas E. Kelly
                                          --------------------------------------
                                          Thomas E. Kelly
                                          Chief Financial Officer and Secretary
                                          (principal financial officer)