Form 10-Q
period 2001-09-30
EBENX INC
filed 2001-11-14
CIK 1095825

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

As of November 1, 2001 there were 19,899,099 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                   EBENX, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at September 30, 2001 and
           December 31, 2000                                                 1
         Condensed Consolidated Statements of Operations for the three-
           and nine-month periods ended September 30, 2001 and 2000          2
         Condensed Consolidated Statements of Cash Flows for the
           nine-month periods ended September 30, 2001 and 2000              3
         Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk         13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14
Item 2.  Changes in Securities and Use of Proceeds                          14
Item 3.  Defaults Upon Senior Securities                                    14
Item 4.  Submission of Matters to a Vote of Security Holders                14
Item 5.  Other Information                                                  14
Item 6.  Exhibits and Reports on Form 8-K                                   15

                                   EBENX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                           September 30,   December 31,
                                                               2001            2000
                                                           -------------   ------------
                           ASSETS

Current assets:
    Cash and cash equivalents                                $   2,066      $     764
    Short-term investments                                      65,749         76,744
    Accounts receivable, net of allowance of $585 and $178       3,964          3,973
    Unbilled revenue                                             2,123          3,477
    Prepaid expenses and other                                   1,581          1,234
                                                             ---------      ---------
        Total current assets                                    75,483         86,192

Property and equipment, net                                     10,682          9,800
Deposits                                                           105            103
Loans receivable from employees                                    564            492
Note receivable                                                    500           --
Goodwill and other intangibles, net                             43,742         60,639
                                                             ---------      ---------
            Total assets                                     $ 131,076      $ 157,226
                                                             =========      =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $     535      $     150
    Accrued compensation                                         1,499            585
    Accrued expenses                                             2,730          2,928
    Deferred revenue                                               210             93
                                                             ---------      ---------
        Total current liabilities                                4,974          3,756

Shareholders' equity:
    Common stock                                                   199            196
    Additional paid-in capital                                 182,044        182,246
    Deferred stock-based compensation                           (3,761)        (6,241)
    Accumulated other comprehensive income                         198              8
    Retained deficit                                           (52,578)       (22,739)
                                                             ---------      ---------
        Total shareholders' equity                             126,102        153,470
                                                             ---------      ---------
            Total liabilities and shareholders' equity       $ 131,076      $ 157,226
                                                             =========      =========

     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                    Three Months Ended      Nine Months Ended
                                                                      September 30,           September 30,
                                                                   --------------------    --------------------
                                                                     2001        2000        2001        2000
                                                                   --------    --------    --------    --------
Net revenue                                                        $  9,095    $  7,644    $ 24,239    $ 19,614
Cost of services (exclusive of stock-based compensation
    expense of $215 and $225 for the three months ended
    September 30, 2001 and 2000 and $705 and $575 for the nine
    months ended September 30, 2001 and 2000, respectively)           6,632       5,590      19,937      14,685
                                                                   --------    --------    --------    --------
      Gross profit                                                    2,463       2,054       4,302       4,929

Operating expenses:
    Selling, general and administrative (exclusive of stock-
      based compensation expense of $318 and $302 for the
      three months ended September 30, 2001 and 2000 and
      $944 and $775 for the nine months ended September 30, 2001
      and 2000, respectively)                                         4,065       3,198      11,725       8,510
    Research and development (exclusive of stock-based
      compensation expense of $111 and $145 for the
      three months ended September 30, 2001 and 2000 and
      $337 and $461 for the nine months ended September 30,
      2001 and 2000, respectively)                                    2,213       1,964       6,612       5,376
    Amortization of stock-based compensation                            644         672       1,986       1,811
    Amortization of goodwill and other intangibles                    5,656       1,518      16,969       1,518
                                                                   --------    --------    --------    --------
      Total operating expenses                                       12,578       7,352      37,292      17,215
                                                                   --------    --------    --------    --------
Loss from operations                                                (10,115)     (5,298)    (32,990)    (12,286)
Interest income and other, net                                          805       1,648       3,151       4,959
                                                                   --------    --------    --------    --------
Net loss                                                           $ (9,310)   $ (3,650)   $(29,839)   $ (7,327)
                                                                   ========    ========    ========    ========
Net loss per share:
    Basic and diluted                                              $  (0.47)   $  (0.21)   $  (1.53)   $  (0.44)
                                                                   ========    ========    ========    ========

Shares used in calculation of net loss per share:
    Basic and diluted                                                19,632      17,202      19,485      16,518
                                                                   ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 -----------------------
                                                                    2001          2000
                                                                 ----------   ----------
Operating activities:
    Net loss                                                     $ (29,839)   $  (7,327)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation of property and equipment                         1,787          954
      Amortization of stock-based compensation,
        goodwill and other intangibles                              18,955        3,329
      Loss on sale of property and equipment                          --            210
      Changes in operating assets and liabilities:
        Accounts receivable                                            (17)        (638)
        Other current assets                                         1,007       (1,749)
        Accounts payable                                               385         (979)
        Accrued expenses                                               670        1,276
        Deferred revenue                                               117           83
        Deposits                                                        (2)         (32)
                                                                 ---------    ---------
           Net cash used in operating activities                    (6,937)      (4,873)

Investing activities
    Additions to property and equipment                             (2,669)      (7,866)
    Purchases of investments                                      (311,738)    (602,396)
    Sales of investments                                           322,923      523,068
    Advances to employees                                              (72)        --
    Advances on note                                                  (500)        --
    Cost of acquisition, net of cash acquired                         --        (20,424)
                                                                 ---------    ---------
           Net cash provided by (used in) investing activities       7,944     (107,618)

Financing activities:
    Stock options and warrants exercised                               138          819
    Proceeds from issuance of common stock, net of costs               157       13,557
                                                                 ---------    ---------
           Net cash provided by financing activities                   295       14,376

Net decrease in cash and cash equivalents                            1,302      (98,115)

Cash and cash equivalents at beginning of period                       764       98,611
                                                                 ---------    ---------

Cash and cash equivalents at end of period                       $   2,066    $     496
                                                                 =========    =========

Non cash investing and financing activities:
    Issuance of common stock for acquisition                     $    --      $  49,440
    Deferred compensation related to options granted             $    --      $   5,169

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

Basis of Presentation

         The condensed consolidated financial statements included herein, except for the December 31, 2000 balance sheet which was extracted from the audited financial statements of December 31, 2000, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ended December 31, 2001. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


2. Comprehensive Income

         Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive loss for the three months ended September 30, 2001 consisted of unrealized gains on available-for-sale securities of $185,000, resulting in a total comprehensive loss of $9,125,000. Adjustments to comprehensive loss for the nine months ended September 30, 2000 consisted of unrealized gains on available-for-sale securities of $190,000, resulting in a total comprehensive loss of $29,649,000. The tax effects of these other comprehensive adjustments were not considered to be material.

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

         The total purchase price paid for the Arbor acquisition was allocated as follows (in thousands):

                  Net assets acquired                $     (48)
                  Intangible assets                  $   5,600
                  Goodwill                           $  62,275

         Goodwill and other intangible assets are being amortized over a three-year period. At September 30, 2001, accumulated amortization related to goodwill and other intangible assets acquired in the Arbor acquisition totaled $24.1 million.


5. Deferred stock-based compensation

         In connection with the granting of stock options to employees prior to the Company's initial public offering, the Company recorded deferred stock-based compensation of approximately $5.5 million in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. In connection with the acquisition of Arbor in September 2000, the Company recorded deferred stock-based compensation of $5.2 million. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date all outstanding unvested options and restricted stock of Arbor were converted to Company options and restricted stock. The deferred stock-based compensation is included as a component of stockholders' equity and is being amortized over the vesting period of the options. Amortization expense of approximately $644,000 and $672,000 was recognized in the three months ended September 30, 2001 and 2000, respectively. For the nine-month periods ending September 30, 2001 and 2000, amortization expense of approximately $2.0 million and $1.8 million was recognized, respectively.

6. Note Receivable

        In conjunction with the formation of a strategic alliance to develop, promote, distribute and support an integrated Web-based benefits administration and communications product for mid-sized employers, the Company entered into a joint development agreement and a related loan agreement on August 31, 2001, granting a line of credit of $1.5 million to Online Benefits, Inc, a privately held Delaware corporation. The outstanding principal balance under the line of credit bears interest at a rate of 8% per annum. Interest is due annually on the anniversary date of the loan agreement. On August 31, 2004, the third anniversary date of the loan agreement, payment of the lesser of the outstanding principal balance under the line of credit or the total gross revenues received by the strategic alliance through such date is due. If less than the entire principal balance under the line of credit is paid on August 31, 2004, then the lesser of the remaining principal balance or the total gross revenues of the strategic alliance for the preceding year is due on the next and each succeeding anniversary date of the loan agreement. Any remaining outstanding principal balance under the line of credit is due on August 31, 2006. At September 30, 2001, $500,000 was outstanding under the line of credit. This amount is recorded as a note receivable.

         As a condition of the loan agreement, the Company received a warrant to purchase common stock of Online Benefits at an exercise price of $1.644 per share. The warrant entitles the Company to purchase shares equal to 15% of the total advances on the line of credit, divided by the per share exercise price. The warrant expires August 31, 2006. Under the warrant, the right to purchase 45,620 shares of common stock was outstanding at September 30, 2001.


7. Letter of Credit

         On August 29, 2001, the Company secured an irrevocable letter of credit for approximately $1.8 million. The letter was required under the operating lease of the Company's corporate headquarters, and as such, the lessor is assigned as the beneficiary of the funds in the event of default on the lease. The letter of credit expires July 31, 2005, and is collateralized by securities pledged for that purpose.


8. Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will be amortized over their useful lives.

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


9. Subsequent Events

         On October 25, 2001, a class action lawsuit was filed against the Company, certain executives of the Company, and the underwriters involved with the Company's initial public offering of December 10, 1999. The complaint alleges that the Company's prospectus, filed in connection with the Company's initial public offering, was materially false and misleading because it failed to disclose certain commissions and agreements between the underwriters and certain investors and customers. The Company has not yet determined the effect, if any, that this lawsuit will have on the Company's financial results.

         On November 5, 2001, we acquired the assets of the health and welfare business unit of Howard Johnson & Company, a wholly owned subsidiary of Merrill Lynch & Company, Inc., for a purchase price of $12.0 million, consisting of approximately $11.3 million in cash and the assumption of $0.7 million of liabilities.

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

         Since our inception, we have incurred net losses. As of September 30, 2001, we had an accumulated deficit of $52.6 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, the development and maintenance of our customer and carrier interfaces, and the amortization of stock-based compensation, goodwill and other intangibles. Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.


Results of Operations

         The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                     ------------------------      ------------------------
                                                        2001         2000             2001         2000
                                                     -----------  -----------      -----------  -----------
Net revenue                                               100.0%       100.0%           100.0%       100.0%
Cost of services                                           72.9         73.1             82.3         74.9
                                                     -----------  -----------      -----------  -----------
      Gross profit                                         27.1         26.9             17.7         25.1

Operating expenses:
    Selling, general and administrative                    44.7         41.8             48.4         43.4
    Research and development                               24.3         25.7             27.3         27.4
    Amortization of stock-based compensation                7.1          8.8              8.2          9.2
    Amortization of goodwill and other intangibles         62.2         19.9             70.0          7.8
                                                     -----------  -----------      -----------  -----------
      Total operating expenses                            138.3         96.2            153.9         87.8
                                                     -----------  -----------      -----------  -----------

Loss from operations                                     (111.2)       (69.3)          (136.2)       (62.7)
Interest income and other, net                              8.9         21.6             13.0         25.3
                                                     -----------  -----------      -----------  -----------
Net loss                                                 (102.3%)      (47.7%)         (123.2%)      (37.4%)
                                                     ===========  ===========      ===========  ===========

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

                                         September 30,
                                   -------------------------
                                      2001          2000
                                   ------------  -----------
Enrollment                           729,000       735,000
Enrollment commitments               900,000       855,000


Comparison of the three months ended September 30, 2001 and 2000

         Net revenue. Net revenue for the three months ended September 30, 2001 increased to $9.1 million from $7.6 million for the same period in 2000, representing an increase of $1.5 million, or 19.0%. This increase was due primarily to revenue earned in 2001 from our subsidiary, Arbor Associates, Inc. (Arbor), in addition to revenue earned through new sales of our administrative services.

         Cost of services. Cost of services for the three months ended September 30, 2001 increased to $6.6 million, from $5.6 million for the same period in 2000, representing an increase of $1.0 million, or 18.6%. Primary reasons for this increase includes additional expenses from Arbor, and higher rent, equipment lease, and depreciation costs related to our new Minnesota production site. Cost of services, as a percentage of net revenues, decreased to 72.9% for the three months ended September 30, 2001 from 73.1% for the same period in 2000.

         Selling, general and administrative. Selling, general and administrative expenses increased to $4.1 million for the three months ended September 30, 2001, from $3.2 million for the same period in 2000. The $867,000 increase, or 27.1%, was due primarily to additional expenses from Arbor, along with increased rent and depreciation related to new company headquarters, and an increase in the allowance for doubtful accounts. Selling, general and administrative expenses, as a percentage of net revenues, increased to 44.7% for the three months ended September 30, 2001, from 41.8% for the same period in 2000.

         Research and development. Research and development expenses for the three months ended September 30, 2001 increased to $2.2 million, from $2.0 million for the same period in 2000, representing an increase of $249,000, or 12.7%. This increase is primarily due to research and development expenses incurred during the quarter by Arbor. Research and development expenses, as a percentage of net revenues, decreased to 24.3% for the three months ended September 30, 2001, from 25.7% for the same period in 2000.

          Amortization of stock-based compensation. In connection with the granting of stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $644,000 in amortization expense related to the deferred stock-based compensation for the three months ended September 30, 2001, a decrease of 4.2% from the $672,000 recorded for the same period in 2000. This decrease will continue through future quarters as the calculation of the expense under SFAS 123 requires heavier weighting of the expense in the early years of the option's life. Amortization of deferred stock-based compensation will result in an additional $3.8 million of charges to operations through 2004.

         Amortization of goodwill and other intangibles. Related to our acquisition of Arbor, goodwill and other intangibles of $67.9 million was recorded. Goodwill and other intangibles will be amortized over 36 months. We recorded $5.7 million in amortization expense related to these assets in the three months ended September 30, 2001. For the three months ended September 30, 2000, we recorded amortization expense of $1.5 million, representing expense for the period from the purchase date through the end of the quarter.

         Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income decreased to $805,000 for the three months ended September 30, 2001, from $1.6 million for the same period in 2000. The $843,000 decrease, or 51.2%, is primarily a result of the decrease in our short-term investment portfolio from the acquisition of Arbor and through our operating losses, as well as a decrease in the return on investment of the securities that are held in our short-term investment portfolio due to a general decline in interest rates.

         Income taxes. As of December 31, 2000, we had unused federal and state research and development tax credit carryforwards of approximately $237,000 which begin to expire in 2009. In addition, we had unused federal net operating loss carryforwards at December 31, 2000 of approximately $13.5 million which begin to expire in 2009. The utilization of these carryforwards is dependent upon our ability to generate sufficient taxable income during carryforward periods.

Comparison of the nine months ended September 30, 2001 and 2000

         Net revenue. Net revenue for the nine months ended September 30, 2001 increased to $24.2 million from $19.6 million for the same period in 2000, representing an increase of $4.6 million, or 23.6%. Approximately $3.7 million of this increase is attributed to additional revenue earned from Arbor for 2001. The additional increase is from revenue earned through new sales of our administrative services, offset by a decrease in revenue from our consulting services.

         Cost of services. Cost of services for the nine months ended September 30, 2001 increased to $19.9 million, from $14.7 million for the same period in 2000, representing an increase of $5.2 million, or 35.8%. Cost of services, as a percentage of net revenues, increased to 82.3% for the nine months ended September 30, 2001 from 74.9% for the same period in 2000. The primary reason for this increase is the additional cost of service expense from Arbor, which generally experiences lower margins during the first half of a calendar year and higher margins in the last half of a calendar year. Additional contributing factors for the increased expenses include costs related to integrating Arbor operations and systems; higher rent, equipment lease, maintenance and depreciation related to our new Minnesota production site; higher rent costs related to new company headquarters; and severance costs related to a workforce reduction in February, 2001. We anticipate that margins will continue to be impacted by most of these factors over the near future.

          Selling, general and administrative. Selling, general and administrative expenses increased to $11.7 million for the nine months ended September 30, 2001, from $8.5 million for the same period in 2000. The $3.2 million increase, or 37.8%, primarily was due to additional expense from Arbor. Increased rent and depreciation related to new company headquarters, lease expense for new data servers, an increase in the allowance for doubtful accounts, and severance costs resulting from a workforce reduction in February 2001 also contributed to the increase between periods. Selling, general and administrative expenses, as a percentage of net revenues, increased to 48.4% for the nine months ended September 30, 2001, from 43.4% for the same period in 2000.

         Research and development. Research and development expenses for the nine months ended September 30, 2001 increased to $6.6 million, from $5.4 million for the same period in 2000, representing an increase of $1.2 million, or 23.0%. This increase is primarily due to research and development expenses incurred during the quarter by Arbor. Research and development expenses, as a percentage of net revenues, decreased to 27.3% for the nine months ended September 30, 2001, from 27.4% for the same period in 2000.

          Amortization of stock-based compensation. In connection with the granting of stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $2.0 million in amortization expense related to the deferred stock-based compensation for the nine months ended September 30, 2001, an increase of $175,000 or 9.7% from the $1.8 million recorded for the same period in 2000. This increase was due to the assumption of outstanding restricted stock, options, and warrants of Arbor. The amortization of deferred stock-based compensation will result in an additional $3.8 million of charges to operations through 2004.

         Amortization of goodwill and other intangibles. Related to our acquisition of Arbor, goodwill and other intangibles of $67.9 million was recorded. Goodwill and other intangibles will be amortized over 36 months. We recorded $17.0 million in amortization expense related to these assets in the nine months ended September 30, 2001. For the nine months ended September 30, 2000, we recorded amortization expense of $1.5 million, representing expense for the purchase date through the end of the period.

         Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income decreased to $3.2 million for the nine months ended September 30, 2001, from $5.0 million for the same period in 2000. The $1.8 million decrease in interest income, or 36.5%, is primarily a result of the decrease in our short-term investment portfolio from the acquisition of Arbor and through our operating losses, as well as a decrease in the return on investment of the securities that are held in our short-term investment portfolio due to a general decline in interest rates.


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

         On November 5, 2001, we acquired the assets of the health and welfare business unit of Howard Johnson & Company, a wholly owned subsidiary of Merrill Lynch & Company, Inc., for a purchase price of $12.0 million, consisting of approximately $11.3 million in cash and the assumption of $0.7 million of liabilities.

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

         As of September 30, 2001, we had $67.8 million in short-term investments and cash and cash equivalents. Short-term investments consisted primarily of commercial paper and corporate and government bonds. Cash equivalents consisted primarily of money market funds. Cash of $1.8 million has been restricted as collateral for a letter of credit.

         Our operating activities used cash of $6.9 million and $4.9 million in the nine months ended September 30, 2001 and 2000, respectively. The use of cash in operations in 2001 was due primarily to funding our net loss, offset by charges for depreciation and amortization, a decrease in other current assets and an increase in accrued expenses. The use of cash in operations in 2000 was due primarily to funding our net loss, an increase in other current assets and a decrease in accounts payable, partially offset by an increase in accrued expenses and charges for depreciation, amortization and the loss on the sale of property and equipment.

         Our investing activities provided cash of $7.9 million and used cash of $107.6 million in the nine months ended September 30, 2001 and 2000, respectively. In 2001, our investing activities generated $11.2 million in cash through net sales of investments, while using $2.7 million for additions to equipment. In addition, we advanced $500,000 of a $1.5 million line of credit to an entity with which we formed a strategic partnership in the third quarter. In 2000, our investing activities used cash of $79.3 million for net purchases of investments and $7.9 million for additions to equipment. The acquisition of Arbor used an additional $20.4 million, net of cash acquired, in the nine months ending September 30, 2000.

         Our financing activities provided cash of $295,000 and $14.4 million in the nine months ended September 30, 2001 and 2000, respectively. In 2001, cash flows from financing activities consisted of proceeds from the sale of stock through our employee stock purchase plan and through exercise of stock options and warrants. In 2000, proceeds from the issuance of common stock through our employee stock purchase plan and from the underwriter's exercise of the over-allotment option to purchase 750,000 shares of common stock generated a net $13.6 million in cash. Stock issued under the exercise of options and warrants generated cash of $819,000 in 2000.

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

         The terrorist attacks in New York and Washington D.C. on September 11, 2001 disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce worldwide. To the extent that such disruptions result in corporate downsizing actions, divestitures or company closures, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term material adverse effect on our business, results of operation or financial condition.

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

         The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investments at September 30, 2001 (in thousands):

                                2001           2002          2003      Total
                              --------       --------      --------   --------
Cash equivalents              $ 2,066        $ -           $ -        $ 2,066
    Average interest rate         3.0%         -             -            3.0%

Short-term investments        $45,610        $15,270       $4,869     $65,749
    Average interest rate         3.4%           4.3%         4.3%        3.7%


Exchange Rate and Commodity Price Sensitivity

         We do not conduct business outside of the United States and do not invest in foreign instruments or commodities and, therefore, have no direct exposure related to either foreign currency exchange rate fluctuation or commodity price fluctuation.

                                     PART II

Item 1.  Legal Proceedings

         A class action lawsuit was filed on October 25, 2001 on behalf of purchasers of the securities of the Company between December 9, 1999 and December 6, 2000, inclusive. The lawsuit was filed in United States District Court, Southern District of New York, against the Company, BancBoston Robertson Stephens, Inc., Warburg Dillon Read LLC, Thomas Weisel Partners LLC, and eBenX Chairman, Mark W. Tierney, Chief Executive Officer, John J. Davis, and Executive Vice President & General Manager--Corporate Solutions, Scott P. Halstead. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that the Company's prospectus, filed in connection with the Company's initial public offering, was materially false and misleading because it failed to disclose certain commissions and agreements between the aforementioned parties and certain investors and customers. The complaint seeks unspecified damages plus attorneys' fees and rescission. As of the date of this report, the Company has not received proper service of this complaint. The Company intends to vigorously defend against this lawsuit upon receiving proper service of this complaint.

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

         Through September 30, 2001, we have used the net offering proceeds for the following purposes in the approximate amounts set forth below (in millions):

         Short-term investments                         $ 60.1
         Acquisition of Arbor                             20.4
         Purchase of furniture and equipment               9.6
         Working capital                                  15.4
                                                        ------
             Total                                      $105.5

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EBENX, INC.





Date:  November 14, 2001              By      /s/   Thomas E. Kelly
                                         --------------------------------------
                                         Thomas E. Kelly
                                         Chief Financial Officer and Secretary
                                         (principal financial officer)