Form 10-K405
period 2001-12-31
EBENX INC
filed 2002-03-28
CIK 1095825

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                 Annual report pursuant to section 13 OR 15(d)
                    of the Securities Exchange Act of 1934

                    For fiscal year ended December 31, 2001

                       Commission File Number: 333-87985

                                  eBenX, Inc.

                      Minnesota                41-1758843
               State of Incorporation         IRS Employer
                                           Identification No.

                               -----------------

                             605 North Highway 169
                                   Suite LL
                       Minneapolis, Minnesota 55441-6465
                    Address of Principal Executive Offices

                       Telephone Number: (763) 614-2000

                               -----------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of common stock held by non-affiliates based upon the closing Nasdaq sale price on March 1, 2002 was $57,778,944.

   Number of shares outstanding on March 1, 2002 was 20,004,621 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Proxy Statement for its May 23, 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                                          PART I
Business.............................................................................   1
Properties...........................................................................  13
Legal Proceedings....................................................................  13
Submission of Matters to a Vote of Security Holders..................................  14

                                         PART II
Market for Registrant's Common Equity and Related Stockholder Matters................  14
Selected Consolidated Financial Data.................................................  15
Management's Discussion and Analysis of Financial Condition and Results of Operations  16
Quantitative and Qualitative Disclosures about Market Risk...........................  29
Financial Statements and Supplementary Data..........................................  30
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  49

                                         PART III
Directors and Executive Officers of the Registrant...................................  49
Executive Compensation...............................................................  49
Security Ownership of Certain Beneficial Owners and Management.......................  49
Certain Relationships and Related Transactions.......................................  49

                                         PART IV
Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  49

Forward-Looking Statements

   Except for historical information, this document contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, service development, relationships with strategic partners, pending acquisitions and other factors discussed under "Risks Related To Our Business" and "Critical Accounting Policies and Practices". These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that "we expect," "we anticipate," "we intend," "we believe," and similar language. We caution that any forward-looking statement made by us in this Form 10-K or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-K.

                                    PART I

Item 1.  Business

Overview

   We provide specialized technology-based solutions to manage the business transactions between the employer-buyer and the carrier-supplier of health and welfare benefit programs. We use the Internet, proprietary technology and strategic support resources to simplify and automate the sharing of data and the completion of complex, multiple and ongoing financial and administrative transactions necessary to administer and pay for health and welfare benefits. Utilizing our services results in more choice and reduced costs for employers; improved efficiencies and strengthened client relationships for brokers and other benefit advisors; reduced costs and the ability to offer new products for health plans and other benefit suppliers; and more choice, convenience and improved service for employees and their dependents.

Group Health & Welfare Benefits

General Industry Background

   With new capabilities, changing demographics and our society's ongoing commitment to health and well being, costs associated with health care continue to grow at a rate above other economic sectors. In 2000, it is estimated that the United States spent approximately $1.3 trillion on health care services and benefits. Aside from the federal government, which accounts for roughly half of all health care expenses, employers are the most significant purchasers of health and welfare benefits for employees, retirees and their dependents. Currently, more than half of the U.S. population receives group health insurance benefits through their employers, representing more than $600 billion annually in services and payments between employers and carriers, the two primary participants in the health and welfare benefits supply chain. Approximately three percent of that $600 billion, or $18 billion, is estimated to have been spent on the selection and administration of employee health and welfare benefits.

   Health and welfare benefits represent the single largest benefit expense for employers. In 2002, the average annual cost of providing coverage for active and retired workers is estimated to be approximately $5,420 per employee. We expect this average cost to increase 9% to 19% annually over the next five years. In 2002, on average, each active employee is expected to contribute 19% of this amount through payroll deductions and co-payments.

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

    . Mid-sized employers: Generally defined as those with 250 to 5,000 employees; and

    .  Small employers: Under 250 employees.

   We provide services today primarily to large and mid-sized employers.

   Broadly characterized, carriers consist of any organization that reimburses physicians, hospitals, pharmacies and other direct providers of health care. These organizations include:

    .  Health maintenance organizations;

    .  Preferred provider organizations;

    .  Point of service plans;

    .  Self-directed health plans;

    .  Indemnity carriers;

    .  Third party administrators; and

    .  Pharmacy benefit managers.

   Prior to the 1980s, employers typically purchased health benefits through a single third-party administrator or national indemnity insurance carrier. However, with the growth of managed care in the 1980s and 1990s, employers began to purchase coverage through an increasing number of health plans because the managed care system is comprised of numerous provider networks, each with a limited geographic services range. Among HMOs alone, there are over 550 licensed local health plans in the United States. Reflecting this proliferation of new types of plans and payers, we estimate that each Fortune 500 employer today contracts with an average of 30 different plans.

Administration of Health & Welfare Benefits

   The administrative and financial processes that connect employers and carriers are complex, expensive and inefficient. Large and mid-sized employers generally purchase from multiple carriers. Carriers generally charge employers based on the number of enrolled employees and their projected actuarial risk or, alternatively, pay providers on behalf of the employer and then are reimbursed by the employer. Therefore, an individual employer is subject to multiple administrative and financing arrangements.

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

   Carrier selection. Employers annually solicit rate quotes from health plans and other carriers in order to select which plans will be made available to their employees. Employers may choose as few as one or as many as 150 or more health plans depending on the employers' geographic locations and the desire to offer health plan choices. Large and mid-sized employers usually offer multiple health plans to provide greater choice, geographic coverage and access to specialized services for their employees. Employers choose various financing mechanisms depending on the level of risk they wish to retain, including self funded, fully insured, partially insured, or a combination of all three financing mechanisms. To make these decisions, consultants usually support large employers while mid-sized employers generally use brokers.

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

   Life & work event management. In addition to collecting annual enrollment and eligibility information, employers need to obtain and communicate daily life event changes that affect coverage status. These changes include employee marriage, divorce, childbirth and address changes, as well as career events such as new hires, terminations and movements from hourly to salaried status. Health and welfare benefits are the only benefits that must maintain and store precise family history. No other benefits offered by employers require as high a level of information collection and continuous monitoring and modification.

Back-end

   While the front-end process focuses on communication and collection of information between employers and employees, the back-end process focuses on managing and sharing eligibility and financial data with carriers and using this data to reconcile payments.

   Post enrollment data management. Once enrollment and eligibility data is collected, employers undertake a cumbersome process to authenticate, edit, categorize and organize the data. This process also requires the ongoing classification of employees by employment status, such as active, retired, surviving spouse, student, union status and those eligible to receive benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), in order to accommodate diverse collection and payment processes for each category. This data management is critical to accurate billing, internal accounting and reconciling of payments between an employer and its carriers.

   Eligibility data distribution. At a minimum, eligibility data should be transferred on a weekly basis from employers to carriers and in a manner that assures it will be correctly recorded. In many cases, however, this data is transferred far less frequently and with little assurance that it will be correctly interpreted by the carrier. At best, the data is communicated electronically between legacy systems and, at worst, via hard copy and updated through data entry. Ultimately, this eligibility data is required when employees and dependents present themselves to physicians and other providers for health care services. Providers obtain patient eligibility information via telephone or computer from patients' health plans prior to rendering services.

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

   Fragmented employers and health plans. There are more than 17,000 large and mid-sized employers in the United States, many of which have a broadly dispersed employee base often located in multiple sites across the United States. In contrast, there are over 550 independent HMOs in the United States today, which may operate in a single or limited geographic service area. As a result, employers contract with multiple health plans to provide complete geographic coverage and choice for all of their employees.

   Increasing group health insurance benefit costs. The average cost of employee and retiree health care is expected to increase 9% to 19% annually over the next five years. As these costs rise, we believe employers will seek more cost-effective health insurance benefits solutions, will be more critical in their selection of carriers and will demand a more competitive bidding process. In addition, we believe employers will be looking for different solutions, which could include changing employee premium contribution schemes, demands for more employee choice, inclusion of employee self-directed health plans, and new creative pricing structures between employers and health plans. These changes will increase the complexity of benefit administration.

   Complex data management. Carriers collect complex, detailed and dynamic data in varying formats from multiple employers. Conversely, employers must distribute this data in varying formats to multiple carriers. A failure to accurately update eligibility and financial data in a timely fashion may result in additional administrative costs and financial reconciliation problems, and can lead to employees and their dependents being wrongfully denied health care services or result in an inaccurate payment to physicians, hospitals or other health care providers.

   Eligibility and financial data formats vary considerably throughout the health and welfare benefits supply chain and typically are unique to each particular employer and carrier. The collection, storage and transmission of this data remains a labor-intensive and error-prone process. As a result, most carriers are unable to frequently update this data. Some efforts have been made to develop a common standard. However, these standards do not meet the complex needs of multiple purchasers and have not been widely accepted or adopted. Further, the standards that do exist deal mostly with syntax (the form) and not with the semantics (the meaning) of the data.

   Most employers to whom we market our services use their own unique human resource information systems and other benefit and payroll related systems to communicate with multiple carriers. These carriers, in turn, rely on their own unique legacy systems to manage customer premium billing and collections as well as provider claim adjudication and payment processing. Often, within a single employer or carrier, there are several systems in place for collecting and storing this data that are unable to easily communicate with one another.

   Archaic pricing and financing processes. Employers must obtain rate quotes from carriers based on the estimated risk of the employers' employee population for that geographic market. Rates between plans are difficult to compare because of differing plan designs and underwriting methodologies. Today, a three-tier premium pricing standard (employee, employee + dependent, and family) is common. This pricing standard, which dates back to the 1960s, is based on the general risk of an employer group for a specific geographic area, not the risk of an individual employee or family. Health plans agree to cover all employees regardless of their health risk profiles or pre-existing conditions and, consequently, are paid a fixed fee per month that is the same for all employees within a tier. In many cases this results in plans bidding only on the entire employer group for that specific geographic market, therefore limiting employee choice.

   Inefficient and inaccurate billing, reconciliation and settlement processes. Employers receive bills from each of their carriers in different formats and, in some cases, for different coverage periods. These bills are calculated using the data from carriers. If a carrier is late in recognizing an employee's termination, for example, the bill will be wrong and only an employer audit will catch the error. Regularly auditing carrier bills can be an arduous task depending on the number of carriers and the diversity of the payment arrangements. Inaccurate payments require significant manual intervention by employers and carriers to reconcile accounts.

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

Opportunity for Technology-Based Services

   Health and welfare benefit transactions are well suited for technology-based service solutions. Most of these transactions are information-based and do not require delivery of durable goods at the point of payment. However, unlike other e-commerce services, such as purchasing tangible goods or services such as individual insurance online, health and welfare benefits transactions involve complex group insurance pricing, complex product presentation, and ongoing data management between multiple organizations.

   We believe that technology-based solutions for the health and welfare benefits supply chain can simplify the sharing of data and completion of financial and administrative transactions. The solutions require the following components:

   Front-end benefits administration:

    . Systems and services that enable large employers to present requests for bids to carriers, and for carriers to respond with proposals; and

    . Annual and ongoing enrollment systems or supporting services that accommodate enrollment in numerous plans, and content engines that provide plan descriptions, provider networks and rate information.

   Back-end benefits administration:

    . Systems that transfer eligibility and financial data files between participants in the supply chain and execute payment transactions with all applicable parties; and

    . Systems that eventually enable carriers to present standardized offerings and processes to the employer buyer.

   We provide technology and services for both front-end and back-end administration, though we do not provide all services to all market segments. For example, we do not provide carrier selection services directly to employers in the mid-market segment because that service is provided by the same brokers who act as our distribution system to that market.

   Regardless of whether a customer uses our front-end enrollment system and services, we believe we can produce efficiencies with a more seamless integration of the front and back-end processes. We believe that linking our proprietary back-end technology and financial data management services with front-end solutions such as our ChoiceOne Link system and other non-proprietary solutions provides a fully integrated end-to-end solution for group health and welfare benefits administration.

Opportunity to Create a Business Service Category

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

Our Solution

   We provide technology-based services that simplify and automate the management of group health and welfare benefits. Our services address the requirements of both the front and back-end processes. During the first eight years of our operations, we focused on data and financial management systems and on building electronic connections between customers, such as PepsiCo, Inc., Northwest Airlines Corporation, Target Corporation, GE Capital Services, Hilton Hotels Corporation and RR Donnelley & Sons Company, and the United States' largest regional and local health plans and other carriers, such as Aetna, CIGNA, Humana, and United Health Group, to name a few. We now also offer a fully integrated, real time enrollment and eligibility database platform, ChoiceOne Link, which integrates with payroll providers and expands our suite of services.

   In 2001, we integrated our proprietary back-end technology with front-end enrollment applications, including ChoiceOne Link and those offered by PeopleSoft, Inc. and CitiStreet LLC. We intend to increase volume through these arrangements, and add additional such arrangements.

Value Proposition

   We believe our solution provides value to all participants through the collection, management and storage of employee enrollment, eligibility and financial data and the ongoing transmission of this data to carriers.

   Additionally, we manage and execute the reconciling of payments between the purchasers and suppliers of health and welfare benefits.

   For employers, our technology-based solution:

    .  streamlines the enrollment process;

    . leverages existing relationships with human resource information systems and services companies such as PeopleSoft, Inc. and CitiStreet LLC;

    . reduces administrative costs associated with the distribution of benefit plan information to employees, the enrollment transaction, and the management and transfer of data among parties;

    . reduces employee benefits expense by reducing or eliminating premium payments for terminated employees that are no longer eligible to be covered under the employer's benefit plan;

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

    . reduces the cost of procuring health and welfare benefits by increasing carrier competition in the bidding process and eventually offering preferred carrier relationships to the employer purchasers; and

    . increases the ability to attract and retain employees through more diverse benefit offerings.

   For carriers, our technology-based solution:

    . improves timeliness and accuracy and lowers the cost of receiving eligibility and financial data;

    . reduces the administrative burden associated with receiving eligibility and financial data as well as the costs and distraction related to the follow up and collection of late and unpaid premiums;

    . provides improved customer service and provider satisfaction by improving the accuracy and timeliness of claims adjudication through Web-enabled access to employers' eligibility and financial data; and

    . opens channels for them to create and distribute new products and services.

   For brokers and other benefit advisors, our technology-based solution:

    .  allows access to technology without significant capital expenditures;

    . moves services from a paper process to a more efficient Web-based solution;

    . allows brokers to more easily offer multiple health plans to their employer clients; and

    .  provides significant differentiation from competing brokers.

   For employees, our technology-based solution:

    . provides more opportunity for choice of plans and, through more competitive pricing, lower costs;

    . provides access to interactive voice response (IVR)/Web-based enrollment and plan information; and

    . improves quality of services by reducing eligibility data errors through the more timely and accurate transmission of eligibility data to carriers.

Health and Welfare Benefits Administration Services

   We manage complex and dynamic data and dollar transactions between the buyers of health and welfare benefits, employees and employers, and their carrier suppliers. Our core technology incorporates the business rules of each of the relevant participants in the supply chain, as well as the format translations needed to automatically reconcile and pay carriers. Our solution creates a standard for connectivity without causing employers or carriers to make major changes to their systems. Employers can use our services to manage their enrollment process, or they can manage it independently. We enable the employer to send data in the format and media of their choice. After enrollment, our system edits and translates the data into a standard format. To facilitate connectivity to carriers, our system then translates that data into the format that is compatible with the computer systems of the individual carriers utilized by our employer customers. This translated information is then transmitted in the medium acceptable to the carrier. The eligibility data stored in our system is more current than the data held by the carriers, allowing us to accurately bill and pay the parties concerned.

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

    . Billing, payment and collection: creation of the invoice from the data, eligibility rules, and rates housed in our system. This allows the employer to obtain a consolidated bill for all of their carriers and allows the carriers to discontinue direct billing to employers by using our services. After billing, the employer pays us and we pay the carriers on their behalf. The carriers accept our payment as payment in full because we have tied the dollars to the eligibility data rules. Our bill automatically incorporates the retroactive adjustments caused by late adds, deletes and other eligibility changes.

   Our suite of services also includes flexible spending account administration, COBRA and HIPAA compliance services and individual billing services for inactive employee populations, and enhanced administration services, such as primary care physician selection, over-age dependent verification, enhanced carrier audits, and employee/customer service support.

   Revenues generated from our administration or "exchange" services were $31,057,000, $23,172,000 and $13,823,000, for the years ended December 31,
2001, 2000 and 1999, respectively.

Health & Welfare Benefits Procurement Consulting Services

   We provide health and welfare benefits procurement consulting services to large employers, primarily our Fortune 1000 customers. We undertake these services on a project basis. We assist and advise our customers on their selection of potential carriers and other benefit suppliers, preparation of requests for proposals, evaluation of proposals, rate negotiations, actuarial services and the preparation of benefit plan communication materials for employees. Approximately 42 of our employees engage in delivering these services. Our principal customers for these services are General Electric Company, Nabisco, Inc., and Federated Department Stores Inc. We view these activities as a complement to our health and welfare benefits administration services. In addition, we gain valuable knowledge regarding market conditions and processes from providing these services. Revenues generated from our procurement consulting services were $5,806,000, $5,829,000 and $3,703,000, for the years ended December 31, 2001, 2000 and 1999, respectively. We expect these revenues to increase due to our November 2001 acquisition of the health and welfare assets of Howard Johnson, and through direct sales to large employers.

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

   Increase penetration of the large employer market. We will continue to focus on marketing our services to large employers with geographically dispersed employee populations and complex benefit plans where we can best demonstrate administrative efficiencies, cost savings and participant satisfaction. There are approximately 1,800 employers in the United States with 5,000 employees or more. With the acquisition of the health and welfare assets of Howard Johnson, we now provide services to more than 60 of these employers, including Eastman Kodak Company, General Electric Company, Georgia-Pacific, Intel Corporation, Kellogg Company, KPMG LLP, Northwest Airlines Corporation, PepsiCo, Inc., Safeway, Inc., TRW, Inc., and Target Corporation. The remaining companies in the large employer market provide us with substantial growth opportunities.

   Expand large employer customer base through relationships with aggregators of employees. We intend to continue to aggressively sell through select relationships with aggregators such as human resource information systems and service companies. Human resource information systems and service companies include those involved with payroll, record keeping, and enterprise-wide systems. These key strategic relationships with human resource information systems and service companies such as PeopleSoft, Inc. and CitiStreet LLC, enhance our service offering and provide an opportunity to expand our customer base.

   Expand presence in the mid-size employer market. There are approximately 16,000 mid-sized employers in the United States who buy group health insurance primarily through brokers. Our mid-market activities remain focused on selling our services to and through brokers who act as distribution partners to mid-sized employers. Our solution for the mid-market utilizes a more standardized approach to the administration of health and welfare benefits.

   Develop new products and services. We intend to use our market knowledge and experience to develop new products and services to fully leverage our technology-based services and consulting expertise. In February 2002, we entered into an agreement with Emerge HealthCare, Inc. (Emerge) to develop and deliver new risk-adjusted pricing health and welfare benefit products that we believe will improve employee choice of carriers, benefit plan design, price and provider networks. As a part of this relationship, Emerge will provide services such as health plan relations, risk management, and broker distribution and sales. We will provide the technology and services to this new developing product and license our proprietary platform to Emerge. As the product and market develops, we believe that additional companies such as Emerge will develop and we will be in a strong strategic position to provide additional technology and services to these developing companies.

   Pursue key strategic relationships to further enhance our service offering and client base. We intend to pursue key strategic relationships, including partnerships and acquisitions. These partnership and acquisition candidates could include companies that provide benefits administration services similar to eBenX or additional strategic services such as payroll, voluntary benefits, carrier support or other strategic services. We believe that making strategic acquisitions and developing strategic relationships will enable us to enhance our service offerings and expand our client base.

Customers

   As of December 31, 2001, we had approximately 63 large employer customers and 185 mid-market customers. In 2001, approximately 55% of our consolidated revenues came from 16 customers.

   In 2001, Verizon Communications Inc. and PepsiCo, Inc., accounted for 12.5% and 9.8%, respectively, of our consolidated revenue. In 2000, Verizon Communications Inc. and PepsiCo, Inc. accounted for 19.2% and 13.2%, respectively, of our consolidated revenue. We discontinued providing the majority of services to Verizon Communications Inc. as of December 31, 2001, and anticipate the discontinuance of remaining services as of March 31, 2002.

Sales and Marketing

   Our sales, marketing and business development staff is organized according to our key targeted customer segments: large employers and mid-sized employers. Executive management plays an active role in our sales, marketing and business development efforts.

   Large Employers. We sell directly to large employers, and partner with human resource information systems and service companies, such as PeopleSoft, Inc. and CitiStreet LLC. We employ a senior vice president in charge of sales who is supported by a dedicated large market sales force. Additional employees are dedicated to supporting our partnership efforts. We will consider adding personnel to this area as other strategic relationships are developed in the future. In addition, we augment the sales effort with dedicated strategic procurement consultants who spend a portion of their time cross selling administrative services to the large employer market. In addition, our Client Relationship Management staff is responsible for selling additional services to existing customers.

   Due to the technical nature of our products and services, our typical sales cycle in the large employer market is six to nine months and usually involves a competitive bidding process, which starts with a request for proposal (RFP) from the employer. The employer often indicates that this RFP has been sent to other benefits administration service companies, which may or may not submit a proposal to the employer. Our sales process also is seasonal in nature because most large employers undergo the open enrollment process in the fall of each year. We obtain approximately 75% of our customer commitments during the months of May through August. The mutual intent is that our services will become operational prior to the next annual enrollment period.

   Mid-sized Employers. We utilize existing brokerage distribution systems to penetrate the mid-sized employer market. We employ a dedicated mid-market sales force that is specifically focused on developing our sales and marketing efforts to mid-sized employers through brokers.

Customer Support

   We believe a high level of customer support is necessary to support and enhance the services we provide. We provide a wide range of customer support services through our call service center, account managers, customer service staff and an e-mail help desk. By providing consolidated customer service through our service center, we allow employers, employees and their dependents, brokers, carriers and other participants in the supply chain to resolve enrollment, eligibility and billing issues. We also assist individual participants with enrollment choices, grievances and benefit plan clarification. Our service center is available 24 hours a day, seven days a week through a combination of an Internet-based support service, voice mail, electronic mail, and call center staff operating during normal business hours. We use a proprietary automated tracking system to ensure resolution of all inquiries. As of December 31, 2001, we had more than 140 employees in customer support functions.

Competition

   The market for health and welfare benefits administration services is intensely competitive, rapidly evolving and subject to continual change. We believe that the principal competitive factors in this market are expertise in benefits administration, managed care and relevant government regulations, data integration and transfer technology, health and welfare benefits processing technology, customer service and support, price, and the breadth of services offered in addition to health and welfare benefits administration. We believe our products and services are competitive with respect to these factors.

   In the large employer market we compete with total benefits outsourcers who offer retirement administration services such as 401(k) or pension administration in addition to benefits administration, and benefits consultants with administration services capabilities. We believe our major competititors are Hewitt Associates LLC, Automatic Data Processing, Inc., and Towers Perrin Forster & Crosby. We also compete with the internal information systems departments of employers and carriers that may choose to perform their own health and welfare benefits administration services. In the mid-sized employer market, we compete with other start up and independent companies that provide technology solutions that serve the automation and benefits administration needs of employers, brokers and other benefit advisors. However, as the economy experienced a downturn in 2001, many of these start up and independent companies merged, sold their businesses or went out of business due to a shortage of capital. Currently, none of these start up and independent companies have a significant market share. In addition, many human resource service and systems companies have the health care expertise and financial strength to develop the technology necessary to compete with us. As the market evolves, we expect increasing competition from Internet-based service providers in both the health care connectivity market and the online insurance market. We believe that our established technology and our knowledge of the health care market provide us with the necessary capabilities to adapt to the evolving market and to increasing competition.

Systems and Technology

Primary Systems Information

   Historically, our services have been delivered using our proprietary BEN-NET(R) technology as the core eligibility and financial exchange platform. BEN-NET was originally designed and implemented in 1994 to serve two distinct customer bases: Fortune 1000 employers and health insurance purchasing coalitions. Though the latter market never fully developed, the business requirements and attendant system capabilities, such as our ability to update, transmit and permanently store eligibility data at both the employee and dependent level, have provided additional benefit to our large employer clients. We have incorporated a number of enhancements to BEN-NET in three subsequent major releases.

   In 2000, as a result of our acquisition of Arbor, we also acquired its processing technology referred to as ChoiceOne Link. The ChoiceOne Link system is the platform for our mid-market activities, and provides front-end enrollment and eligibility capabilities via Web, IVR, and paper as well as back-end integration with payroll, human resource information service systems and insurance carriers. In 2001, work was completed on the first phase of the integration between ChoiceOne Link and BEN-NET. This integration will be completed in 2002.

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

   Our BEN-NET production processing environment, maintained at two redundant sites in the Minneapolis area, is composed of multiple servers, permitting maximum flexibility in organizing and protecting client data. The environment, in which our database runs, UNIX, is a highly scalable platform. Given this platform, we are able to add capacity relatively easily; we can also physically organize our databases on different servers to optimize the processing performed on each server. For example, an entire production server can be dedicated to a single large client if this client has extensive processing requirements. Within this processing environment, we establish separate physical production databases for each of our large employer customers to ensure that customer data remains confidential and secure while maintaining its integrity. This enables us to provide secure, real time Internet-based employer, broker and carrier access to consistent, specified user group data, resulting in reduced support costs and improved timeliness and quality.

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

ChoiceOne Link

   ChoiceOne Link is delivered using a multi-tier information system comprising multiple NT servers and workstations. The NT servers host proprietary application logic, Microsoft SQL Server databases, MS Internet Information Servers, as well as firewall and intrusion detection applications. The workstations control ChoiceOne Link setup, maintenance, and batch processes. ChoiceOne Link was developed in Visual Basic, Java and C++.

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

   In addition to real-time replication of data between the sites, incremental backups of both software and databases are performed on a daily basis and a full system backup is performed weekly. Backup tapes are stored at an offsite location along with copies of schedules and production control procedures, procedures for recovery using an off-site data center, documentation and other critical information necessary for recovery and continued operation. Our primary Minnesota data processing facility has two separate power feeds, uninterruptible power supply (UPS) and back-up generators, that provide a level of redundancy should a power outage or interruption occur.

   We employ rigorous physical and electronic security to protect customer data. Our data centers have restricted card key access and appropriate additional physical security measures. Electronic protections include encryption, firewalls, multi-level access controls and separate customer databases.

Proprietary Rights

   We rely upon a combination of contractual rights, trade secrets, copyrights, technical measures, nondisclosure agreements, patents and trademarks to establish and protect proprietary rights in our products and technologies. However, we believe that intellectual property protection is less important than our ability to continue to develop new applications and services that meet the requirements of our industry. As a result, we have invested heavily in the research and development of our products and services, spending approximately $8,704,000, $7,883,000 and $4,012,000 in 2001, 2000 and 1999, respectively. We typically enter into nondisclosure and confidentiality agreements with our employees and consultants with access to sensitive information. However, these agreements may be breached and we may not have adequate remedies for any breach. Others may acquire substantially equivalent proprietary technologies or otherwise gain access to our proprietary technologies. In addition, any particular technology may not be regarded as a trade secret under applicable law. As a result of the reliance that we place on our trade secrets, loss of our trade secret protection could harm our business and results of operations. Arbor has patented its health and welfare benefit systems. The patent will expire in March 2016.

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

   Laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The adoption of any additional laws or regulations may impede the growth of the Internet or other online services. This could decrease the demand for our products and services and/or increase our cost of doing business. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing property ownership, sales taxes and other forms of taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

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

Employees

   As of December 31, 2001, we had 495 full-time employees, including 170 in information technology, 142 in operations, 67 in account relations, 34 in sales and marketing, 42 in consulting, and 40 in administration and executive management. We have never had a work stoppage and none of our employees currently are represented under collective bargaining agreements. We consider our relations with our employees to be good. We believe that our future success will depend in part on the continued service of our senior management and key technical personnel and our ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in our industry and geographic locations is intense.

Item 2.  Properties

   Our corporate headquarters are located at 605 North Highway 169, Suite LL, Minneapolis, Minnesota, 55441-6465, where we lease approximately 109,000 square feet of office space. This operating lease expires in 2005. Our telephone number is 763-614-2000 and our Web site address is www.ebenx.com.

   Our subsidiary, Arbor Associates, Inc., has its main office at 325 Chestnut Street, Suite 1010, Philadelphia, Pennsylvania, 19106, for our mid-market division. It leases approximately 14,000 square feet of office space under a lease that expires in 2006.

   We license office space in three locations in Seattle, Washington, totaling approximately 25,000 square feet, and we sublease office space of approximately 7,500 square feet in Chicago, Illinois, for operations supporting the administration of clients acquired from Howard Johnson. The license expires in 2002 and the sublease expires in 2003. We are currently negotiating a sublease agreement to be effective through 2003 that will consolidate the Seattle locations.

   We also maintain approximately 5,600 square feet of office space for our primary data processing production facility in Minneapolis, Minnesota. The term of this operating lease is ten years, through 2009, with the right to renew for two additional five-year terms. In addition, we provide office space of approximately 6,800 square feet in Atlanta, Georgia, under an operating lease that expires in 2005, for 8 professionals focused on providing procurement services.

Item 3.  Legal Proceedings

   A class action lawsuit was filed on October 25, 2001 on behalf of purchasers of our securities between December 9, 1999 and December 6, 2000, inclusive. The lawsuit was filed in United States District Court,

Southern District of New York, against eBenX, BancBoston Robertson Stephens, Inc., Warburg Dillon Read LLC, Thomas Weisel Partners LLC, and our Chairman, Mark W. Tierney, Chief Executive Officer, John J. Davis, and Executive Vice President & General Manager-Corporate Solutions, Scott P. Halstead. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that our prospectus, filed in connection with our initial public offering, was materially false and misleading because it failed to disclose certain commissions and agreements between the aforementioned parties and certain investors and customers. The complaint seeks unspecified damages plus attorneys' fees and rescission. We intend to vigorously defend against this lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock, $.01 par value, is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "EBNX". Prior to December 10, 1999, there was no public market for our common stock. The following table sets forth the high and low bid quotations for the periods indicated as reported by the Nasdaq National Market.

                                            2001
                              --------------------------------
                                  Q1        Q2     Q3     Q4
                                ------    ------ ------ ------
                 Bid quotation per share:
                    Low...... $ 4.38      $ 3.06 $ 3.05 $ 2.97
                    High..... $ 7.38      $ 5.09 $ 4.67 $ 4.60
                                            2000
                              --------------------------------
                                  Q1        Q2     Q3     Q4
                                ------    ------ ------ ------
                 Bid quotation per share:
                    Low...... $29.50      $12.75 $11.31 $ 6.75
                    High..... $76.50      $36.88 $29.00 $14.00

National Market

   The closing sales price of our common stock on March 1, 2002 was $4.08. As of March 1, 2002, we had 20,004,621 shares of common stock held by 354 shareholders of record. This does not reflect persons or entities that hold their stock in a nominee or a "street" name through various brokerage firms.

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

   Through December 31, 2001, we have used the net offering proceeds for the following purposes in the approximate amounts set forth below (in millions):

                  Short-term investments.............. $ 42.1
                  Acquisition of Arbor................   20.4
                  Acquisition of Howard Johnson assets   11.5
                  Purchase of furniture and equipment.   11.0
                  Working capital.....................   20.5
                                                       ------
                     Total............................ $105.5
                                                       ======

   In connection with our acquisition of Arbor, the President of Mid-Market, formerly President of Arbor, received approximately $11.4 million in his capacity as the majority shareholder of Arbor. He was not affiliated with eBenX prior to the acquisition. Otherwise, none of the net proceeds were paid, directly or indirectly to (i) officers or directors of eBenX or its affiliates,
(ii) persons owning 10% or more of our equity securities or (iii) affiliates.

Recent Sales of Unregistered Securities

   Not applicable.

Item 6.  Selected Consolidated Financial Data

   The following selected financial data should be read together with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this document. The selected statement of operations data shown below for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 are derived from our audited financial statements included elsewhere in this document. The selected statement of operations data shown below for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited financial statements not included elsewhere in this document.

                                                                 Years Ended December 31,
                                                      ----------------------------------------------
                                                        2001     2000       1999     1998     1997
                                                      --------  --------  --------  -------  -------
                                                           (In thousands, except per share data)
Statement of Operations Data:
   Net revenue....................................... $ 36,863  $ 29,001  $ 17,526  $10,122  $ 7,093
   Net loss.......................................... $(68,813) $(15,490) $ (5,027) $(1,042) $  (500)
   Net loss per share:
       Basic and diluted............................. $  (3.51) $  (0.90) $  (1.18) $ (0.30) $ (0.15)
   Shares used in calculation of net loss per share:
       Basic and diluted.............................   19,626    17,211     4,253    3,463    3,376

                                                                       December 31,
                                                      ----------------------------------------------
                                                        2001     20001      1999     1998     1997
                                                      --------  --------  --------  -------  -------
                                                                      (In thousands)
Balance Sheet Data:
   Cash, cash equivalents and short-term investments. $ 49,535  $ 77,508  $ 98,611  $ 1,681  $ 1,009
   Working capital................................... $ 54,648  $ 82,436  $ 98,608  $ 1,782  $ 3,102
   Total assets...................................... $ 94,800  $157,226  $105,599  $ 5,596  $ 5,084
   Redeemable convertible preferred stock............ $     --  $     --  $     --  $ 5,468  $ 5,468
   Total shareholders' equity (deficit).............. $ 87,836  $153,470  $101,126  $(2,077) $(1,045)

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

Overview

   We provide specialized technology-based solutions to employers, brokers, employee benefit advisors, and health plans and other carriers for the purchase, administration, and payment of group health and welfare benefits. We apply the Internet and other technology to simplify and automate the complex, ongoing and multiple transactions associated with the exchange of health and welfare benefits data and dollars.

   On November 5, 2001, we acquired the health and welfare assets of Howard Johnson & Company, a wholly owned subsidiary of Merrill Lynch & Company, Inc., for a purchase price of $12.6 million, consisting of approximately $11.5 million in cash and the assumption of $1.1 million of liabilities. The acquisition was accounted for under the purchase method of accounting. Under this method, the purchase price is allocated to the assets acquired and liabilities assumed based on their determined fair market values. The assets acquired primarily consist of customer contracts and arrangements for the provision of health and welfare benefits administration services. This acquisition resulted in significant increases in accounts receivable, accrued compensation, and accrued expenses.

   Revenue is derived primarily from providing ongoing annual enrollment and health and welfare eligibility administration and premium billing and payment exchange services. Administrative or exchange services revenue typically is priced on a per employee per month basis with adjustments made to accommodate the number of health plans and other carriers required by the customer. We typically enter into multi-year contracts with our large employer customers and often provide fixed and variable fee structures to permit volume-adjusted pricing.

   Customers may purchase some or all of our services, and the customer relationship may evolve from utilizing procurement services to utilizing implementation and enrollment services and per employee-based administrative services.

   Cost of services consists primarily of personnel costs for account management, operations, production and procurement and information technology costs for both ongoing procurement and administrative services and for customer implementation expense. The information technology costs relate to personnel costs for implementing and maintaining customer and health plan computer interfaces and computer hardware and software expenses related to computer processing. A portion of cost of services consists of new customer implementation expenses. Therefore, as a short-term effect of growth, increasing numbers of new customers will cause the cost of services as a percentage of net revenue to increase.

   Selling, general and administrative expenses consist primarily of payroll and payroll-related expenses associated with sales and marketing, executive management and corporate administrative personnel, as well as professional fees and expenditures for advertising, public relations and promotional efforts.

   Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. The Company follows AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", in accounting for internally developed software. To date, we have not capitalized any of our software development costs as a majority of our in-house development efforts related to determining specific software requirements and evaluating alternatives related to specific performance criteria for our products. As a result, all research and development costs have been expensed as incurred.

   Since our inception, we have incurred losses. As of December 31, 2001, we had an accumulated deficit of $91.6 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, the development and maintenance of our customer and carrier interfaces, amortization of stock-based compensation and goodwill and other intangibles and a $30.4 million impairment charge to the carrying value of goodwill associated with the September 2000 acquisition of Arbor. Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Critical Accounting Policies and Estimates

General

   Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to customer receivables, short-term investments, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

   We recognize revenue for administrative, enrollment, and procurement consulting services as the services are performed. Implementation fees associated with our administrative services are recognized as revenue over the life of the contract.

Short-term Investments

   We classify our short-term investments as available-for-sale securities. Pursuant to SFAS No. 115 such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income until the securities are sold or otherwise disposed of. However, in accordance with SFAS No. 115, a decline in fair market value below cost that is other than temporary is accounted for as a realized loss.

Bad Debts

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Note Receivable

   In conjunction with the formation of a strategic alliance, we provided a line of credit of $1.5 million (see Note 5 to the Audited Financial Statements). We will evaluate recoverability of the carrying amount of this line of credit on a periodic basis. If we determine that the carrying value is not fully recoverable, we will have to record an impairment charge not previously recognized.

Goodwill and Intangible Impairment

   In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, then we may be required to record impairment charges for these assets not previously recorded. Effective January 1, 2002, we adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and are required to analyze our goodwill and other intangible assets for impairment issues during the first six months of 2002, and then on a periodic basis thereafter.

Results of Operations

   The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.


                                                     Years Ended December 31,
                                                     ----------------------
                                                      2001    2000    1999
                                                     ------   -----   -----
  Net revenue.......................................  100.0%  100.0%  100.0%
  Cost of services..................................   77.3    73.0    76.3
                                                     ------   -----   -----
         Gross profit...............................   22.7    27.0    23.7

  Operating expenses:
     Selling, general and administrative............   45.2    41.4    29.2
     Research and development.......................   23.6    27.2    22.9
     Amortization of stock-based compensation.......    6.7     9.4     4.4
     Amortization of goodwill and other intangibles.  143.8    24.7      --
                                                     ------   -----   -----
         Total operating expenses...................  219.3   102.7    56.5
                                                     ------   -----   -----
  Loss from operations.............................. (196.6)  (75.7)  (32.8)
  Interest income, net..............................   10.0    22.3     4.1
                                                     ------   -----   -----
  Net loss.......................................... (186.6%) (53.4%) (28.7%)
                                                     ======   =====   =====

   In addition to our operating results, we also track and provide enrollment statistics. Enrollment is defined as the number of employees or retirees to whom we currently provide administration services. Enrollment commitments include the number of employees currently in enrollment, plus the number of new customer employees that will be implemented in the foreseeable future, and reduced by further known and anticipated customer dis-enrollments (if any). The following table sets forth our enrollment statistics for the periods indicated:

                                       Years Ended December 31,
                                       -------------------------
                                         2001     2000    1999
                                       --------- ------- -------
                Enrollment............ 1,023,000 780,000 535,000
                Enrollment commitments 1,060,000 852,000 600,000

Years ended December 31, 2001 and 2000


   Enrollment and enrollment commitments. Enrollment increased 31% to 1.023 million as of December 31, 2001 from 780,000 as of December 31, 2000. Enrollment commitments increased 24% to 1.06 million as of December 31, 2001 from 852,000 as of December 31, 2000. These increases were the result of the best new sales year in our history and the acquisition of the health and welfare assets of Howard Johnson. We sold employers representing over 285,000 covered employees during 2001. Approximately two-thirds of these new sales came through strategic partnerships. The acquisition of the health and welfare assets of Howard Johnson contributed 270,000 enrolled employees and 210,000 employee commitments as of December 31, 2001. The difference of 60,000 employees is due to three employers who notified Howard Johnson prior to the close of the transaction of their intent to discontinue service before January 1, 2003. We contemplated this in the agreement and adjusted the purchase price accordingly.

   Net revenue. Net revenue increased to $36.9 million in 2001 from $29.0 million in 2000, representing an increase of $7.9 million, or 27.2%. This increase was the result of additional revenue earned from our subsidiary, Arbor Associates Inc., which was acquired in September 2000, additional revenue derived from the acquisition of the health and welfare clients of Howard Johnson in November 2001, and internal revenue growth from the sale of new business in 2000 and 2001. These increases were partially offset by the loss of several unprofitable clients during 2001 and decreased revenue from consulting services provided to Verizon Communications, Inc.

   Cost of services. Cost of services increased to $28.5 million in 2001, from $21.2 million in 2000, representing an increase of $7.3 million, or 34.4%. Cost of services, as a percentage of net revenues, increased to 77.3% in 2001 from 73.0% in 2000. This increase is primarily due to costs related to integrating Arbor operations and systems; higher rent, equipment lease costs, maintenance costs and depreciation related to our new Minnesota production site; higher rent costs related to new company headquarters; and reserves established for terminated clients. We anticipate that cost of service as a percentage of revenue will decrease as a result of actions taken during first quarter 2002 to eliminate excess space at our corporate headquarters, and to reduce the workforce.

   Selling, general and administrative. Selling, general and administrative expenses increased to $16.7 million in 2001, from $12.0 million in 2000. The $4.7 million increase, or 39.2%, primarily was due to additions in the sales and marketing staff, an increase in rent and depreciation of leasehold improvements related to our corporate headquarters move in mid-2000, adding an additional corporate headquarters floor in mid-2001, additions to bad debt reserves, and a full year of expenses for Arbor. Selling, general and administrative expenses, as a percentage of net revenues, increased to 45.2% in 2001, from 41.4% in 2000, primarily due to the above factors. We anticipate that selling, general, and administrative expenses will decrease as a percentage of revenue in the future as a result of leveraging existing resources across a larger revenue base and due to actions taken during the first quarter of 2002 to eliminate excess headquarters office space and to reduce the general and administrative workforce.

   Research and development. Research and development expenses increased to $8.7 million in 2001, from $7.9 million in 2000, representing an increase of $0.8 million, or 10.1%. This increase is primarily due to research and development expenses incurred during 2001 by Arbor. Research and development expenses, as a percentage of net revenues, decreased to 23.6% in 2001, from 27.2% in 2000. We anticipate that research and development expenses will decrease as a percentage of net revenue in the future because we are leveraging existing resources across a larger revenue base, and from technologies gained through the Arbor acquisition.

   Amortization of stock-based compensation. In connection with the granting of stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation in 1999 with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $2.5 million in amortization expense related to the deferred stock-based compensation in 2001, a decrease of 7.4% from the $2.7 million recorded in 2000. The amortization of deferred stock-based compensation will result in an additional $3.1 million of total charges to operations through 2004.

   Goodwill and other intangibles charges. Goodwill and other intangibles charges increased to $53.0 million in 2001, from $7.2 million in 2000. In the fourth quarter of 2001, we recorded a $30.4 million impairment charge to the carrying value of goodwill associated with the September 2000 acquisition of Arbor. In the fourth quarter of 2001, management believed that the carrying value of the Arbor goodwill exceeded its fair market value. As a result, we performed an impairment test by using a current market valuation approach to calculate the amount of the impairment charge. Prior to this one-time charge, goodwill and other intangibles of $67.8 million related to this acquisition were being amortized over a 36-month period. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will be amortized over their useful lives. During the first six months of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Management has not yet determined what the effect of these tests will be on our earnings and financial position.

   Interest income and other, net. Net interest income includes income earned from our invested cash and short-term investments, and income earned from facilitating our customers' payments to their health plans and other carriers. Net interest income decreased to $3.7 million in 2001, from $6.5 million in 2000, representing a decrease of $2.8 million, or 43.1%. This decrease is primarily a result of the decrease in our short-term investment portfolio as a result of the acquisition of the health and welfare business assets of Howard Johnson, operating losses, and a decrease in the return on investment of the securities that are held in our short-term investment portfolio due to a general decline in market interest rates.

   Income taxes. As of December 31, 2001, we had unused federal and state research and development tax credit carryforwards of approximately $250,000 which begin to expire in 2009. In addition, we had unused federal net operating loss carryforwards at December 31, 2001, of approximately $23.1 million which begin to expire in 2009. These net operating loss carryforwards are not recognized as an asset on the Company's balance sheet because the utilization of these carryforwards is dependent upon our ability to generate sufficient taxable income during future periods.

Years Ended December 31, 2000 and 1999

   Enrollment and enrollment commitments. Enrollment increased 46% to 780,000 as of December 31, 2000 from 535,000 as of December 31, 1999. Enrollment commitments increased 42% to 852,000 as of December 31, 2000 from 600,000 as of December 31, 1999. These increases were the result of internal sales and the acquisition of Arbor.

   Net revenue. Net revenue increased to $29.0 million in 2000 from $17.5 million in 1999, representing an increase of $11.5 million, or 65.5%. This increase was due primarily to our success in direct sales of both our administrative and procurement services to new customers, as well as through the expansion of administrative services to our existing customers. In addition, revenue in 2000 includes approximately four months of revenue resulting from our September 2000 acquisition of Arbor.

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

   Goodwill and other intangibles charges. Related to our acquisition of Arbor, goodwill and other intangibles of $67.8 million were recorded. Prior to December 31, 2001, goodwill and other intangibles were being amortized over 36 months. We recorded $7.2 million in amortization expense related to these assets in 2000.

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

Liquidity and Capital Resources

   Our initial public offering on December 10, 1999, and the January 2000 exercise of the underwriter's over allotment, generated gross proceeds of $115 million in cash. After underwriting discounts and commissions and other costs, the net proceeds from the offering totaled $105.5 million. Approximately $20.4 million of these proceeds were used in connection with our acquisition of Arbor in September 2000 and approximately $11.5 million were used in connection with our November 2001 acquisition of the health and welfare assets of Howard Johnson. We intend to use the remaining proceeds from the offering for general corporate purposes, including working capital, sales and marketing expenditures, development of new products and services, and investment in technology infrastructure. In addition, a portion of the net proceeds may be used for other acquisitions of businesses, products and technologies that are complementary to ours. Pending use of the net proceeds for the above purposes, we intend to invest the net proceeds from this offering in short-term, interest-bearing, investment-grade securities.

   Prior to our public offering we funded operations primarily through private sales of preferred stock and limited bank borrowings. Computer and communications equipment was funded primarily through operating leases.

   At December 31, 2001, we had $49.5 million in short-term investments and cash and cash equivalents. Short-term investments consisted primarily of commercial paper and corporate and government bonds. Cash equivalents consisted primarily of money market funds.

   Our operating activities used cash of $12.3 million in 2001, $8.5 million in 2000 and $3.8 million in 1999. The use of cash from operations in 2001 was due primarily to our net loss and an increase in accounts receivable, principally offset by non-cash charges for depreciation and amortization. The use of cash from operations in 2000 was due primarily to our net loss, an increase in other current assets and a decrease in accounts payable, partially offset by non-cash charges for depreciation and amortization. The use of cash from operations in 1999 was due primarily to our net loss and an increase in accounts receivable, partially offset by an increase in depreciation and accrued expenses.

   Our investing activities provided cash of $14.3 million in 2001, and used cash of $104.1 million in 2000 and $1.6 million in 1999. In 2001, sales of investments, net of purchases, provided cash of $30.7 million. Other 2001 investing activities included the acquisition of the health and welfare assets of Howard Johnson of $11.5 million, and additions to property and equipment of $4.1 million. In 2000, our investing activities used cash of $20.4 million for the acquisition of Arbor and $6.9 million for additions to property and equipment. In

2000, purchases of investments, net of sales, used cash of $76.8 million. In 1999, our investing activities used cash of $1.6 million for additions to equipment.

   Our financing activities provided cash of $503,000 in 2001, $14.7 million in 2000, and $102.4 million in 1999. In 2001, financing activities provided $161,000 in cash through sales of common stock and $342,000 from the exercise of stock options and warrants. In 2000, financing activities provided $13.8 million in cash through the sale of common stock, primarily from the exercise of the underwriter's over-allotment option to purchase shares and our Employee Stock Purchase Plan. The exercise of stock options and warrants added $879,000 in cash. In 1999, financing activities provided cash from the sale of $10.4 million in preferred stock and $92.6 million in common stock, partially offset by the repayment of bank borrowings.

   Our equipment additions consist primarily of computer hardware and software, office furniture and equipment, and leasehold improvements. We fund equipment additions either through the use of working capital or with operating leases. We expect to fund future equipment additions in the same manner.

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

Risks Related to Our Business

We have had net losses over the past several years and while our goal is to achieve operating profitability in the fourth quarter of 2002, we may not be able to achieve or maintain profitability in the future.

   Our business strategy may be unsuccessful and we may never achieve or maintain significant revenues or profitability. With the exception of fiscal 1995, we have incurred net losses each year since we began operations in 1993. We had net losses of approximately $68.8 million, $15.5 million and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, we had an accumulated deficit of $91.6 million. We expect to continue to incur development, sales and marketing and other operational expenses in connection with our business. We may also incur expenses in connection with acquisitions or other strategic relationships.

We rely significantly on a limited number of customers and the loss of any material customer could harm our business and operating results.

   The loss of a material customer would significantly reduce our revenue and harm our business and operating results. In 2001, sixteen customers accounted for approximately 55% of our total revenue. Further, because increased employee participation from existing customers has contributed to our revenue growth, the loss of any material customer would harm our prospects for future growth. We may continue to depend upon a small number of customers for a substantial percentage of our revenue in the future.

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

   Increased competition in our industry could result in price reductions, reduced gross margins or loss of market share, which could seriously harm our business and operating results. The health and welfare benefits administration industry is intensely competitive, rapidly evolving and subject to sudden technological change. We believe that the principal competitive factors in this market are health and managed care expertise, data integration and transfer technology, benefits processing technology, customer service and support, price, and the breadth of services offered in addition to health and welfare benefits administration. We expect competition to increase in the future.

   We compete with administrative service providers, total benefits outsourcers and benefits consultants with administrative capabilities. We also compete with the human resource and information systems departments of carriers and employers that perform their own health and welfare benefit administration services. In the mid-sized employer market we compete with administrative service providers including health benefit brokerages with administrative arms. In addition, total benefits outsourcers and many human resource service and systems companies have the health care expertise and financial strength to develop the technology necessary to compete with us. As the market evolves we expect increased competition from Internet-based service providers in both the health care connectivity market between suppliers and providers (e.g., physicians, hospitals and pharmacies) and the online insurance market.

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

   Failure to manage our growth effectively could harm our business and operating results. Continued growth will place significant strain upon our management and operational systems and resources. We will need to expand our existing information systems or acquire new systems to meet the requirements of our future operations. Any expansion or replacement of our information systems may not be sufficient to meet our needs. In addition, we may experience interruptions of service as we expand these systems.

   We recently have added a significant number of new employees both as a result of organic growth and acquisitions. We will continue to add personnel to maintain our ability to grow in the future. We must integrate our new employees into a cohesive team. At the same time, we must increase the total number of employees and train and manage our employee work force in a timely and effective manner to expand our business. We may not be able to do so successfully, which would limit expansion of our business and harm our operating results.

Unsuccessful efforts or incurrence of unanticipated expenses in selling our services could harm our business and operating results.

   The time, expense and effort of securing customers may exceed our expectations and may harm our business and operating results. The decision to implement our services requires a substantial and technical analysis of an employer's health and welfare benefits offerings and requirements, and time-intensive education of the advantages of our services. Due to the length of our sales cycle, which ranges from six to nine months, we often devote significant resources and incur costs without any assurance that a prospective employer will purchase our services. In the event that a prospective employer does not purchase our services, we may have incurred substantial costs that cannot be recovered and which will not result in future revenues.

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

   Any quarterly fluctuations in our operating results could subject the market price of our common stock to rapid and unpredictable change. Historically, we obtain a significant portion of each year's new customer commitments during the months of May through August because most employers have open enrollment periods for the selection of health plans by their employees in the fall. We expect this seasonality in our business to continue. Our expenses are relatively fixed in the short term and are based in part on our expectations of future revenues, which may vary significantly. If we do not achieve expected revenue targets, we may be unable to adjust our spending quickly enough to offset any revenue shortfall, which could harm our business and operating results.

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

   Qualified personnel are in great demand throughout the health care industry. Our future growth and our ability to achieve our financial and operational objectives will depend in large part upon our ability to attract and retain highly skilled technical, engineering, sales and marketing and customer support personnel. Our failure to attract and retain personnel may limit the rate at which we can expand our business, including the development of new products and services and the retention of additional customers, which could harm our business and operating results.

We could be subject to potential liability claims related to our services that could harm our financial condition and results of operations.

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

   We also may become party to litigation brought by a participating employee against an employer or health plan. We may not successfully avoid liability for problems related to the provision of health care benefits even though we do not make medical determinations or coverage decisions. Any claims or litigation also could require expenditures in terms of management time and other resources to defend us. This could require us to implement measures to reduce our exposure to this liability, which may require us, among other things, to expend substantial resources or to discontinue service offerings or to take other precautions. Liability of this type could harm our business and operating results.

Expected benefits of our recent acquisition of the health and welfare assets of Howard Johnson & Company may not be realized.

   Achieving the expected benefits of our acquisition of the health and welfare assets of Howard Johnson will depend in part on the timely and efficient integration of the operations and personnel of the two companies and conversion of customers to our core systems. Among the challenges involved in this integration are demonstrating to customers that the acquisition will not result in adverse changes to service or customer service standards, persuading personnel and customers that our business cultures are compatible and addressing any perceived adverse changes in business focus. An unsuccessful integration may result in the loss of customers and key employees, and divert the attention of management that may adversely affect our business, financial condition and operating results.

The failure to successfully integrate any future acquisitions could harm our business and operating results.

   If we acquire businesses in the future and are unable to successfully integrate these businesses into our own, it could harm our business and operating results. In order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. Further, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time. In addition, we may be required to expense significant amounts of goodwill and other intangible assets in connection with future acquisitions that would harm our operating results.

Changes in the health care industry could harm our future operating results and opportunities for growth.

   Our services are, in large part, beneficial to employers because we are able to coordinate the exchange of eligibility and financial data and execute payment transactions between an employer and its numerous carriers.

Changes in the health care industry may require us to reconfigure our services and systems to accommodate a change in data formats and codes utilized by recently acquired or consolidated health plans. Further, the consolidation of health plans operating in the same geographic market may substantially reduce the number of competitive health plans in that market. Existing and potential customers, especially mid-sized employers operating in only one geographic market, may not find our services beneficial if there is limited competition among health plans. In addition, the health care landscape could change such that an employer would no longer find it beneficial to contract with multiple carriers, limiting the need for our services.

   Although there is not currently any single payer or government sponsored health care legislation being proposed, such legislation has been introduced in the past. Should such legislation be made into law, it could dramatically change the health care industry and may adversely affect our business.

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

   Our success depends in part upon our intellectual property rights to products and services that we develop. We rely on a combination of contractual, statutory and common law rights including non-disclosure agreements, trade secrets, copyrights, patents and trademarks to establish and protect our intellectual property rights in our names, products, services and related technology. While our subsidiary, Arbor Associates, Inc., has patented its health and welfare benefit systems, we currently have no other registered patents or pending patent applications covering any of our technology. Loss of intellectual property protection or inability to secure intellectual property protection on any of our names, confidential information or technology could harm our business and operating results.

   We have received a U.S. trademark registration for BEN-NET and a U.S. service mark registration for WebElect(R). In addition, we have applied for trademark and service mark protection for benX, eBenX, and The Benefit Exchange Network under the classification of computer hardware and software, employee benefits consulting services and computer consulting services. Our subsidiary, Arbor Associates, Inc., has not applied for any trademark or service mark protections. These applications may not be granted. Our current trademark and service mark registrations and any future granted registrations may not be enforceable or effective in protecting the marks, and the lack of registered trademark or service mark protection for our subsidiary's marks and name could require it to stop using the marks or to change its name. Any failure to protect our marks or our subsidiary's marks could result in the loss of any goodwill created in providing our services.
   We typically enter into non-disclosure and confidentiality agreements with our employees and consultants with access to sensitive information. These agreements may not be adequate to protect our intellectual property rights or prevent misappropriation of our technology. Products and services with features similar to our services may be independently developed.

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

   HIPAA mandates that health plans use standard transactions, identifiers, security and other provisions. We have designed our products and services to comply with HIPAA, but any change in federal standards would require us to expend additional resources to comply with the new standards. In addition, under HIPAA, the U.S. Department of Health and Human Services has issued proposed rules that, if adopted, would impose significant restrictions on the disclosure of electronic personal health information.

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

   The impact of current or future insurance laws and regulations on our business is difficult to anticipate because the application of e-commerce to the insurance market is relatively new. The insurance industry is subject to extensive regulation under state laws. Insurance laws and regulations cover all aspects of the insurance process, including sales techniques, underwriting for eligibility, rates, claim payments, and record keeping by licensed insurance companies and insurance agents. A company that does business as an insurance agent is generally required to be licensed in each state in which it conducts that business. In the future, aspects of our business or other activities may be considered by insurance regulatory authorities to fall under their licensing jurisdiction which might increase our cost of providing services and/or make it more difficult to market and provide services in those jurisdictions.

Future sales of our common stock in the public market could cause the price of our common stock to decline.

   We cannot predict the timing or amount of future sales of shares of our stock or the effect, if any, that market sales of shares, or the availability of shares for sale, will have on the prevailing market price of our common stock. Our shareholders could sell substantial amounts of our common stock in the public market. Currently approximately 240,499 shares are subject to certain lock-up agreements. Upon the expiration of these agreements, these shares will be available for public trading. Consequently, the price of our common stock could fall.

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

   Provisions of our articles of incorporation, bylaws and Minnesota law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. For instance, our bylaws provide for a classified board of directors with each class of directors subject to re-election every three years. This will make it more difficult for third parties to insert their representatives on our board of directors and gain control of our company. These provisions also could discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Further, the Minnesota Control Share Acquisition Act and the Minnesota Business Combination Act may make it more difficult for third parties to secure control of us or to complete an acquisition. These acts may discourage unsolicited takeover offers that could deprive our shareholders of opportunities to sell their shares of common stock at prices higher than prevailing market prices.

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

   The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for our investments at December 31, 2001 (in thousands):

                                         2002     2003    Total
                                        -------  ------  -------
              Cash equivalents......... $ 3,324  $   --  $ 3,324
                 Average interest rate.     1.5%     --      1.5%

              Short-term investments... $38,353  $7,858  $46,211
                 Average interest rate.     2.9%    3.5%     3.0%

Exchange Rate and Commodity Price Sensitivity

   We do not conduct business outside of the United States and do not invest in foreign instruments or commodities and, therefore, have no direct exposure related to either foreign currency exchange rate fluctuation or commodity price fluctuation.

Item 8.  Financial Statements and Supplementary Data

Selected Quarterly Operating Results

   The following table shows unaudited statement of operations data for each quarter in the years ended December 31, 2001 and 2000. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited financial statements and related notes and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the audited financial statements and related notes included elsewhere in this annual report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                 2001
                                          Three Months Ended
                             -------------------------------------------
                             March 31  June 30   September 30 December 31
                             --------  --------  ------------ -----------
                             (In thousands, except per share information)
       Net revenue.......... $  7,316  $  7,828    $ 9,095     $ 12,624
       Gross profit......... $    665  $  1,174    $ 2,463     $  4,074
       Net loss............. $(10,522) $(10,007)   $(9,310)    $(38,974)
       Net loss per share:
          Basic and diluted. $  (0.54) $  (0.51)   $ (0.47)    $  (1.97)

                                                  2000
                                           Three Months Ended
                              -------------------------------------------
                              March 31  June 30  September 30 December 31
                              --------  -------  ------------ -----------
                              (In thousands, except per share information
        Net revenue.......... $ 5,575   $ 6,394    $ 7,644      $ 9,388
        Gross profit......... $ 1,304   $ 1,570    $ 2,054      $ 2,891
        Net loss............. $(1,785)  $(1,892)   $(3,650)     $(8,163)
        Net loss per share:
           Basic and diluted. $ (0.11)  $ (0.12)   $ (0.21)     $ (0.42)

                                  EBENX, INC.

                             FINANCIAL STATEMENTS

                 Years Ended December 31, 2001, 2000 and 1999

                                                                    Page
                                                                    ----
       Report of Independent Auditors..............................  32
       Audited Financial Statements
          Consolidated Balance Sheets..............................  33
          Consolidated Statements of Operations....................  34
          Consolidated Statement of Shareholders' Equity (Deficit).  35
          Consolidated Statements of Cash Flows....................  36
          Notes to Consolidated Financial Statements...............  37

                        Report of Independent Auditors

Board of Directors and Shareholders
eBenX, Inc.

   We have audited the accompanying consolidated balance sheets of eBenX, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eBenX, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 8, 2002

                                  EBENX, INC.

                          CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per share data)

                                                                   December 31,
                                                                ------------------
                                                                  2001      2000
                                                                --------  --------
                                ASSETS

Current assets:
   Cash and cash equivalents................................... $  3,324  $    764
   Short-term investments......................................   46,211    76,744
   Accounts receivable, net of allowance of $957 and $178......    7,868     3,973
   Unbilled revenue............................................    2,272     3,477
   Prepaid expenses and other..................................    1,937     1,234
                                                                --------  --------
       Total current assets....................................   61,612    86,192

Property and equipment, net....................................   11,401     9,800
Loans receivable from employees................................      540       492
Note receivable................................................      800        --
Deposits.......................................................      113       103
Goodwill and other intangibles, net............................   20,334    60,639
                                                                --------  --------
       Total assets............................................ $ 94,800  $157,226
                                                                ========  ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable............................................ $    204  $    150
   Accrued compensation........................................    2,297       585
   Accrued expenses............................................    3,684     2,848
   Client liability reserve....................................      670        80
   Deferred revenue............................................      109        93
                                                                --------  --------
       Total current liabilities...............................    6,964     3,756

Shareholders' equity:
   Common stock, $.01 par value: 100,000,000 shares authorized;
     19,908,159 and 19,575,265 shares issued and outstanding...      199       196
   Additional paid-in capital..................................  182,130   182,246
   Deferred stock-based compensation...........................   (3,145)   (6,241)
   Accumulated other comprehensive income......................      204         8
   Retained deficit............................................  (91,552)  (22,739)
                                                                --------  --------
       Total shareholders' equity..............................   87,836   153,470
                                                                --------  --------
       Total liabilities and shareholders' equity.............. $ 94,800  $157,226
                                                                ========  ========

         See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                                            Years Ended December 31,
                                                                          ----------------------------
                                                                            2001      2000      1999
                                                                          --------  --------  --------
Net Revenue.............................................................. $ 36,863  $ 29,001  $ 17,526
Cost of services (exclusive of stock-based compensation expense of
  $833, $961 and $245 for the years ended December 31, 2001, 2000
  and 1999, respectively)................................................   28,487    21,182    13,372
                                                                          --------  --------  --------
       Gross profit......................................................    8,376     7,819     4,154

Operating expenses:
   Selling, general and administrative (exclusive of stock-based compensation expense of $1,220, $1,095 and $321 for the years ended
     December 31, 2001, 2000 and 1999, respectively).....................   16,680    12,004     5,118
   Research and development (exclusive of stock-based compensation expense of $427, $663 and $201 for the years ended December 31,
     2001, 2000 and 1999, respectively)..................................    8,704     7,883     4,012
   Amortization of stock-based compensation..............................    2,480     2,719       767
   Goodwill and other intangibles charges................................   53,025     7,164        --
                                                                          --------  --------  --------
       Total operating expenses..........................................   80,889    29,770     9,897
                                                                          --------  --------  --------
Loss from operations.....................................................  (72,513)  (21,951)   (5,743)
Interest income and other, net...........................................    3,700     6,461       716
                                                                          --------  --------  --------
Net loss................................................................. $(68,813) $(15,490) $ (5,027)
                                                                          ========  ========  ========

Net loss per share:
   Basic and diluted..................................................... $  (3.51) $  (0.90) $  (1.18)
                                                                          ========  ========  ========

Shares used in calculation of net loss per share:
   Basic and diluted.....................................................   19,626    17,211     4,253
                                                                          ========  ========  ========


         See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                            (Amounts in thousands)

                                      Common stock
                                      -------------
                                                                             Accumulated
                                                    Additional   Deferred       Other
                                                     Paid-In   Stock-Based  Comprehensive Retained
                                      Shares Amount  Capital   Compensation    Income     Deficit    Total
                                      ------ ------ ---------- ------------ ------------- --------  --------
Balance at December 31, 1998.........  3,480  $ 35   $    110    $     --     $     --    $ (2,222) $ (2,077)
   Exercise of stock options and
    warrants.........................    455     5         88          --           --          --        93
   Deferred stock-based
    compensation.....................     --    --      5,481      (5,481)          --          --        --
   Amortization of stock-based
    compensation.....................     --    --         --         767           --          --       767
   Initial Public Offering...........  5,000    50     91,406          --           --          --    91,456
   Conversion of preferred stock to
    common stock.....................  6,249    62     15,852          --           --          --    15,914
   Net loss..........................     --    --         --          --           --      (5,027)   (5,027)
                                      ------  ----   --------    --------     --------    --------  --------

Balance at December 31, 1999......... 15,184   152    112,937      (4,714)          --      (7,249)  101,126
   Exercise of stock options and
    warrants.........................    663     7        872          --           --          --       879
   Issuance of common stock..........    829     8     14,757          --           --          --    14,765
   Issuance of equity in connection
    with acquisition.................  2,899    29     49,434          --           --          --    49,463
   Deferred stock-based
    compensation.....................     --    --      4,246      (4,246)          --          --        --
   Amortization of stock-based
    compensation.....................     --    --         --       2,719           --          --     2,719
   Unrealized gain on
    investments......................                                                8                     8
   Net loss..........................     --    --         --          --           --     (15,490)  (15,490)
                                      ------  ----   --------    --------     --------    --------  --------

Balance at December 31, 2000......... 19,575   196    182,246      (6,241)           8     (22,739)  153,470
   Exercise of stock options and
    warrants.........................    277     2        159          --           --          --       161
   Issuance of common stock..........     56     1        341          --           --          --       342
   Deferred stock-based
    compensation.....................     --    --       (616)        616           --          --        --
   Amortization of stock-based
    compensation.....................     --    --         --       2,480           --          --     2,480
   Unrealized gain on
    investments......................                                              196                   196
   Net loss..........................     --    --         --          --           --     (68,813)  (68,813)
                                      ------  ----   --------    --------     --------    --------  --------

Balance at December 31, 2001......... 19,908  $199   $182,130    $ (3,145)    $    204    $(91,552) $ 87,836
                                      ======  ====   ========    ========     ========    ========  ========

         See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                  Years Ended December 31,
                                                                              -------------------------------
                                                                                2001       2000       1999
                                                                              ---------  ---------  ---------
Operating activities:
   Net loss.................................................................. $ (68,813) $ (15,490) $  (5,027)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation of property and equipment................................     2,477      1,479        721
       Stock-based compensation, goodwill and other intangibles
         charges.............................................................    55,505      9,885        767
       Loss on sale of property and equipment................................        --        210         --
       Changes in operating assets and liabilities:
          Accounts receivable................................................    (3,895)       515     (1,451)
          Other current assets...............................................       502     (3,093)      (713)
          Accounts payable...................................................        54     (1,717)       516
          Accrued expenses...................................................     1,910       (168)     1,216
          Deferred revenue...................................................        16        (90)       173
          Deposits...........................................................       (10)         5        (21)
                                                                              ---------  ---------  ---------
              Net cash used in operating activities..........................   (12,254)    (8,464)    (3,819)

Investing activities
   Additions to property and equipment.......................................    (4,079)    (6,918)    (1,609)
   Purchases of investments..................................................  (359,864)  (786,581)        --
   Sales of investments......................................................   390,593    709,845         --
   Advances to employees.....................................................       (48)        --         --
   Advances on notes.........................................................      (800)        --         --
   Cost of acquisition, net of cash acquired.................................   (11,491)   (20,424)        --
                                                                              ---------  ---------  ---------
              Net cash provided by (used in) investing activities............    14,311   (104,078)    (1,609)

Financing activities:
   Payment of note payable...................................................        --         --       (750)
   Stock options and warrants exercised......................................       161        879         93
   Proceeds from issuance of preferred stock, net of costs...................        --         --     10,446
   Proceeds from issuance of common stock, net of costs......................       342     13,816     92,569
                                                                              ---------  ---------  ---------
              Net cash provided by financing activities......................       503     14,695    102,358

Net increase (decrease) in cash and cash equivalents.........................     2,560    (97,847)    96,930
Cash and cash equivalents at beginning of year...............................       764     98,611      1,681
                                                                              ---------  ---------  ---------
Cash and cash equivalents at end of year..................................... $   3,324  $     764  $  98,611
                                                                              =========  =========  =========

Supplemental disclosures of cash flow information
   Cash paid for interest.................................................... $      --  $      --  $      27

Noncash investing and financing activities:
   Issuance of equity for acquisition........................................ $      --  $  49,463  $      --
   Deferred compensation related to options granted.......................... $      --  $   4,246  $   5,481
   Conversion of preferred stock to common stock............................. $      --  $      --  $  15,914

         See accompanying notes to consolidated financial statements.

                                  EBENX, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2001, 2000, and 1999

1. Business Description and Summary of Significant Accounting Policies

Business Description

   eBenX, Inc., a Minnesota corporation incorporated in September 1993 (the "Company"), provides technology-based solutions for the purchase, administration and payment of group health and welfare benefits. The Company currently operates in a single business segment providing services to employers, brokers, and other employee benefit advisors, and health plans and other carriers. The Company's customers are located throughout the United States.

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

Property and Equipment

   Property and equipment, including purchased software, is stated at cost for items purchased and at estimated fair value for items contributed by the founding shareholders. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five to seven years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the assets or the related lease term, whichever is less.

Income Taxes

   Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

Revenue Recognition

   The Company generates revenue from providing exchange and procurement services. Administrative or exchange services represent technology-based solutions to employers and health plans for the purchase,

                                  EBENX, INC.

administration, and payment of group health and welfare benefits. Fees related to these services are generally billed on a per employee per month basis. Revenue is recognized as services are performed. The Company also records revenue related to implementation fees associated with its exchange services. These fees are recognized as revenue over the life of the contract. In addition, the Company receives fees for providing enrollment services. These fees are recognized over the enrollment period as services are provided. Procurement consulting services consist of the Company assisting and advising customers on the selection of potential health care suppliers, preparation of requests for proposals, evaluation of proposals, rate negotiations, actuarial services and preparation of benefit plan communication materials for employees. The Company's ongoing exchange contracts range in duration from one to five years. Procurement services agreements do not exceed five years in duration. The Company recognizes revenue under the contracts and agreements as services are performed. Revenues generated from administrative or exchange services for the years ended December 31, 2001, 2000 and 1999 were $31,057,000, $23,172,000, and $13,823,000, respectively. Revenues generated from procurement consulting services for the years ended December 31, 2001, 2000, and 1999 were $5,806,000, $5,829,000, and $3,703,000, respectively.

Research and Development and Software Development

   Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. The Company follows AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", in accounting for internally developed software. To date, the Company has not capitalized any software development costs as a majority of in-house development efforts are related to determining specific software requirements and evaluating alternatives related to specific performance criteria for its products. As a result, all research and development costs have been expensed as incurred.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs

   The Company expenses advertising costs as incurred. The amount of advertising expensed during 2001, 2000 and 1999 was approximately $418,000, $357,000, and $71,000, respectively.

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

                                  EBENX, INC.

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

Comprehensive Loss

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive loss for the years ended December 31, 2001 and 2000 consisted solely of unrealized gains on available-for-sale securities of $196,000 and $8,000, respectively, resulting in total comprehensive losses of $68,617,000 and $15,482,000, respectively.

Reclassification

   Certain prior year items have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $8.8 million, $7.3 million and $3.5 million for 2002, 2003 and 2004, respectively. During the first six months of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. The provisions of SFAS No. 142 do not allow for amortization of goodwill associated with acquisitions that closed after July 1, 2001. As a result, the 2001 net loss was $702,000 lower than it would have been had the goodwill associated with the acquisition of the health and welfare assets of Howard Johnson been amortized through December 31, 2001.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of January 1, 2002, and it has not determined the effect, if any, the adoption will have on the Company's financial position and results of operations.

2. Acquisitions

   On November 5, 2001, the Company completed the acquisition of the health and welfare assets of Howard Johnson & Company, ("Howard Johnson"), a wholly owned subsidiary of Merrill Lynch & Company, Inc., for a

                                  EBENX, INC.

final purchase price of approximately $12.6 million, including approximately $11.5 million paid in cash at closing and approximately $1.1 million in assumed obligations to employees, pursuant to the terms of an Asset Purchase Agreement between Howard Johnson and the Company dated as of October 19, 2001 (the "Asset Purchase Agreement"). The purchase price was funded from the Company's existing cash.

   In connection with the consummation of this acquisition, the Company entered into a Shared Services Agreement with Howard Johnson pursuant to which Howard Johnson will provide agreed upon services to the Company in connection with the Company's health and welfare business for up to 24 months. The Company is obligated to pay Howard Johnson a monthly fee of $187,500, subject to reduction as responsibility for providing these services to each client is transferred to the Company. The Company also entered into a Marketing Agreement with Howard Johnson pursuant to which Howard Johnson may refer potential and existing clients seeking health and welfare benefits services to the Company in exchange for a percentage of revenues from such referrals.

   On September 6, 2000, the Company completed its acquisition of Arbor Administrative Services, Inc. ("Arbor"). Arbor provides benefits administration and related Web-based services to mid-sized employers. Arbor distributes its services primarily through brokers and employee benefit advisors. The Company paid $17 million in cash and exchanged approximately 2,596,000 shares of eBenX stock with a fair value of $44.6 million for all of the outstanding common stock of Arbor. The common stock was valued using eBenX's average closing stock price on the date prior to and the date of the announcement. The Company also assumed all of the outstanding restricted stock, stock options and warrants of Arbor at a fair value of $4.8 million. The options and warrants were valued using the Black-Scholes option-pricing model with inputs of .90 for volatility, two years for expected life, 6.35% for the risk-free interest rate, and a market value of $17.19. The restricted stock was valued at a market value of $17.19 per share. In connection with the acquisition, the Company incurred transaction costs consisting primarily of professional fees of $1.4 million, bringing the total purchase price for the acquisition to $67.8 million.

   Each of the above acquisitions was accounted for using the purchase method of accounting. The excess of the consideration provided over the relative fair value of the assets acquired was allocated to goodwill. The allocation of purchase price related to the acquisition of the health and welfare assets of Howard Johnson is subject to change pending a final analysis of the value of the assets acquired and the liabilities assumed.

   The total purchase price paid for the Arbor and Howard Johnson acquisitions was allocated as follows (in thousands):

                                                  Howard
                                           Arbor  Johnson
                                          ------- -------
                      Net assets acquired $    24 $    --
                      Intangible assets..   5,600      --
                      Goodwill...........  62,203  12,649

   In the fourth quarter of 2001, the Company recorded a $30.4 million impairment charge to the carrying value of goodwill associated with the 2000 acquisition of Arbor. In the fourth quarter of 2001, management believed that the carrying value of the Arbor goodwill exceeded its fair market value. As a result, the Company performed an impairment test by using a current market valuation approach to calculate the amount of the impairment charge.

   Prior to the impairment charge of $30.4 million in fourth quarter 2001, goodwill and other intangible assets related to the Arbor acquisition were being amortized over a three year period, however, in accordance with SFAS No. 142, no amortization was recorded for goodwill associated with the acquisition of the health and welfare assets of Howard Johnson in 2001. At December 31, 2001, accumulated goodwill charges and amortization related to goodwill and other intangible assets acquired in the Arbor acquisition totaled $60.2 million.

                                  EBENX, INC.

   The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the years ended December 31, 2001, 2000 and 1999, assuming Arbor had been acquired at the beginning of 2000 and 1999, and assuming the health and welfare assets of Howard Johnson had been acquired at the beginning of 2001and 2000 (in thousands, except per share data):

                                               Year ended December 31,
                                            ----------------------------
                                              2001      2000      1999
                                            --------  --------  --------
       Revenue............................. $ 53,628  $ 52,591  $ 21,802
       Net loss............................ $(66,509) $(30,737) $(27,554)
       Basic and diluted net loss per share $  (3.39) $  (1.62) $  (4.02)

   The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. They are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

3. Short-term Investments

   The following is a summary of short-term investments at December 31, 2001 (in thousands):

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- -------
  Commerical paper & certificates of
    deposit...........................  $ 5,203   $    20    $     --  $ 5,223
  U.S government and agency securities   16,593        92          --   16,684
  Corporate notes and bonds...........   24,211        93         (1)   24,304
                                        -------   -------    --------  -------
                                        $46,007   $   205    $    (1)  $46,211
                                        =======   =======    ========  =======

   The contractual maturities of the Company's available-for-sale securities at December 31, 2001 were as follows (in thousands):

                                                  Amortized  Fair
                                                    Cost     Value
                                                  --------- -------
            Due within one year..................  $38,225  $38,353
            Due after one year through five years    7,782    7,858
                                                   -------  -------
                                                   $46,007  $46,211
                                                   =======  =======

   Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Realized gains or losses from the sales of marketable securities are based on the specific identification method. Gross realized gains and losses on sales of available for sale securities were immaterial in 2001.

                                  EBENX, INC.

4. Property and Equipment, net

   Property and equipment as of December 31 are as follows (in thousands):

                                               2001     2000
                                              -------  -------
                Computer hardware............ $ 5,343  $ 3,433
                Purchased software...........   3,569    1,984
                Furniture and fixtures.......   3,586    3,334
                Leasehold improvements.......   3,484    3,261
                Office equipment.............     789      681
                                              -------  -------
                                               16,771   12,693
                Less accumulated depreciation  (5,370)  (2,893)
                                              -------  -------
                                              $11,401  $ 9,800
                                              =======  =======

5. Note Receivable

   In conjunction with the formation of a strategic alliance to develop, promote, distribute and support an integrated Web-based benefits administration and communications product for mid-sized employers, the Company entered into a joint development agreement and a related loan agreement on August 31, 2001, granting a line of credit of $1.5 million to Online Benefits, Inc, a privately held Delaware corporation. The outstanding principal balance under the line of credit bears interest at a rate of 8% per annum. Interest is due annually on the anniversary date of the loan agreement. On August 31, 2004, the third anniversary date of the loan agreement, payment of the lesser of the outstanding principal balance under the line of credit or the total gross revenues received by the strategic alliance through such date is due. If less than the entire principal balance under the line of credit is paid on August 31, 2004, then the lesser of the remaining principal balance or the total gross revenues of the strategic alliance for the preceding year is due on the next and each succeeding anniversary date of the loan agreement. Any remaining outstanding principal balance under the line of credit is due on August 31, 2006. At December 31, 2001, $800,000 has been advanced and remains outstanding under the line of credit.

   As a condition of the loan agreement, the Company received warrants to purchase common stock of Online Benefits at an exercise price of $1.644 per share. The warrants entitle the Company to purchase shares equal to 15% of the total advances on the line of credit, divided by the per share exercise price. The warrants expire August 31, 2006. Warrants for the purchase of 72,992 shares of common stock were outstanding at December 31, 2001.

6. Redeemable Preferred Stock

   In May and June 1999, the Company sold a total of 1,075,820 shares of Series C preferred stock resulting in net proceeds to the Company of $10.4 million. Prior to the closing of the Company's initial public offering in December 1999, all of the Company's preferred stock converted into 6,248,922 shares of common stock.

7. Shareholders' Equity

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

                                  EBENX, INC.

discounts, commissions, and other costs. An additional 750,000 shares were sold under the exercise of the underwriter's over-allotment option in January 2000, resulting in additional net proceeds to the Company of $14 million.

Employee Stock Purchase Plan

   The Company's board of directors approved the 1999 Employee Stock Purchase Plan, effective December 10, 1999, under which 900,000 shares of common stock have been reserved for issuance. The Plan permits an eligible employee to purchase common stock at a price equal to 85% of the lesser of the fair market value of the common stock at the beginning of the purchase period and the fair market value of the common stock at the end of the purchase period. Under the Plan, employees may purchase stock at a maximum amount of 15% of their compensation per annum, not to exceed $21,250. Shares purchased under this plan were 56,244 and 79,500 in 2001 and 2000, respectively.

8. Income Taxes

   At December 31, 2001 and 2000, the Company's deferred taxes are as follows (in thousands):

                                                          2001     2000
                                                         -------  -------
      Deferred tax assets:..............................
         Net operating loss carryforwards............... $ 8,786  $ 4,332
         Research and development credits...............     250      250
         Bonus and vacation.............................     538      225
         Accounts receivable allowance..................     364       68
                                                         -------  -------
                                                           9,938    4,875
      Deferred tax liabilities:
         Depreciation...................................     (85)     (50)
                                                         -------  -------
      Net deferred tax assets before valuation allowance   9,853    4,825
      Less valuation allowance..........................  (9,853)  (4,825)
                                                         -------  -------
      Net deferred tax assets........................... $    --  $    --
                                                         =======  =======

   The Company has established a valuation allowance to fully reserve for the net deferred tax assets at December 31, 2001 and 2000. The valuation allowance was established due to the available evidence indicating that it is not more than likely that the deferred tax assets will be realized.

   As of December 31, 2001, the Company has unused federal and state research and development tax credit carryforwards of approximately $250,000 which begin to expire in 2009. In addition, the Company has unused federal net operating loss carryforwards at December 31, 2001 of approximately $23.1 million, which begin to expire in 2009. The utilization of these carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods, and is subject to limitations imposed under Section 382 of the Internal Revenue Code.

                                  EBENX, INC.

9. Operating Leases

   The Company leases or subleases its office space and certain equipment under terms of noncancelable operating lease agreements, which expire through November 2009. Future lease payments for all operating leases, excluding executor costs, such as management and maintenance fees are as follows (in thousands):

                        Year ending December 31:
                        2002.................... $ 4,979
                        2003....................   3,168
                        2004....................   2,616
                        2005....................   1,600
                        2006....................     386
                        Thereafter..............     340
                                                 -------
                                                 $13,089
                                                 =======

   Rent expense, including the Company's pro rata share of certain operating costs, was $6,993,000, $5,457,000, and $2,096,000 in 2001, 2000 and 1999
respectively.

   On August 29, 2001, the Company secured an irrevocable letter of credit for approximately $1.8 million. The letter was required under the operating lease of the Company's corporate headquarters, and as such, the lessor is assigned as the beneficiary of the funds in the event of default on the lease. The letter of credit expires July 31, 2005, and is collateralized by securities restricted for that purpose.

10. Significant Customers

   Significant customer activity as a percent of the Company's net revenue in 2001, 2000 and 1999 is as follows:

                                     2001  2000  1999
                                     ----  ----  ----
                          Customer A 12.5% 19.2% 28.0%
                          Customer B  9.8% 13.2% 20.3%
                          Customer C  3.0%  3.7%  8.9%

11. Stock Options, Restricted Stock and Warrants

   In 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan") to encourage stock ownership by employees, directors and other individuals as determined by the board of directors. The Plan provides that options granted there under may be either incentive stock options (ISOs), as defined by the Internal Revenue Code, or nonqualified stock options. A maximum of 3,900,000 shares may be granted under the 1993 Plan. At December 31, 2001, there were no shares available for grant under the 1993 Plan. The 1993 Plan expires in 2003.

   In 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Plan"). The 1999 Plan provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, performance awards, and other stock-based awards. The Company has reserved 3,000,000 shares for issuance under the 1999 Plan. At December 31, 2001, 583,850 shares were available for grant under the 1999 Plan. The 1999 Plan expires in 2009.

   In connection with the acquisition of Arbor, the Company adopted the eBenX, Inc./Arbor Administrative Services, Inc. 2000 Equity Compensation Plan (the "2000 Plan", collectively, with the 1993 Plan and the 1999

                                  EBENX, INC.

Plan, the "Plans") effective September 6, 2000. The 2000 Plan provides for the granting of incentive stock options, nonqualified stock options and restricted stock to employees and directors of the Company. The Company has reserved 667,944 shares for issuance under the 2000 Plan. At the time of the Arbor acquisition, the Company issued 318,745 shares of restricted stock, including 22,053 vested shares, and options to purchase 349,199 shares. At December 31, 2001, 183,733 shares of restricted stock were vested, and there were 66,208 shares available for grant under the 2000 Plan. The 2000 Plan expires in 2010.

   The compensation committee of the board of directors determines who will receive options under the Plans and sets the terms, including vesting dates. Options may have a maximum term of no more than ten years except in the case of a shareholder possessing more than 10% of the total voting power of all classes of stock (a 10% shareholder) in which case the maximum term is five years. The exercise price of ISOs granted under the Plans must be at least equal to the fair market value (or in the case of a 10% shareholder, 110% of the fair market value) of the common stock on the date of grant. The board of directors determines the exercise price of nonqualified options granted under the Plans.

   The exercise price may be paid in cash, shares of previously owned common stock, or by issuance of a promissory note. In addition, the Plans also contain a provision allowing the Company to permit option holders to pay their withholding obligation through share redirection. If an option expires, terminates or is canceled, the shares not purchased there under may become available for additional option awards under the Plans.

   In connection with the granting of stock options to employees prior to the Company's initial public offering, the Company recorded deferred stock-based compensation of approximately $5.5 million in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. In connection with the acquisition of Arbor in September 2000, the Company recorded deferred stock-based compensation of $5.2 million. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date all outstanding unvested options and restricted stock of Arbor were converted to Company options and restricted stock. The deferred stock-based compensation is included as a component of stockholders' equity and is being amortized over the vesting period of the options. Amortization expense of approximately $2.5 million and $2.7 million was recognized in 2001 and 2000, respectively. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through 2004.

                                  EBENX, INC.

   Option activity is summarized as follows:

                                                                      Weighted
                                                                      average
                                                              2000    exercise
                                       1993 Plan  1999 Plan   Plan     price
                                       ---------  ---------  -------  --------
 Outstanding at December 31, 1998..... 1,706,490         --       --   $ 0.45
    Granted at market value........... 1,412,358    125,375       --   $ 2.24
    Granted at less than market value.   805,350         --       --   $ 1.42
    Exercised.........................  (442,395)        --       --   $ 0.22
    Canceled..........................  (225,240)        --       --   $ 0.62
                                       ---------  ---------  -------
 Outstanding at December 31, 1999..... 3,256,563    125,375       --   $ 1.51
    Granted at market value...........        --  1,134,200       --   $25.53
    Granted at less than market value.        --         --  349,199   $ 6.98
    Exercised.........................  (588,029)   (27,325)      --   $ 1.43
    Canceled..........................  (253,050)   (71,000)  (3,178)  $ 4.35
                                       ---------  ---------  -------
 Outstanding at December 31, 2000..... 2,415,484  1,161,250  346,021   $ 8.75
    Granted at market value...........        --  1,868,925       --   $ 4.76
    Granted at less than market value.        --         --       --   $ 0.00
    Exercised.........................  (265,962)        --       --   $ 0.67
    Canceled..........................  (289,875)  (641,350) (63,030)  $20.35
                                       ---------  ---------  -------
 Outstanding at December 31, 2001..... 1,859,647  2,388,825  282,991   $ 5.03
                                       =========  =========  =======

 Exercisable at:
    December 31, 2001................. 1,089,457    269,127  154,821   $ 4.24
    December 31, 2000.................   943,756     25,567   73,637   $ 1.56
    December 31, 1999.................   845,744     27,375       --   $ 1.16

   Summary information about the Company's stock options outstanding at December 31, 2001 is as follows:

                                Options Outstanding         Options Exercisable
                        ----------------------------------- --------------------
                                       Weighted    Weighted             Weighted
                                       average     average              average
                          Number     contractual   exercise   Number    exercise
Range of exercise price outstanding life remaining  price   exercisable  price
----------------------- ----------- -------------- -------- ----------- --------
    $  .23 - $  .60....    177,175       2.33       $ 0.59     175,975   $ 0.59
    $ 0.75.............  1,292,587       6.46       $ 0.75     772,702   $ 0.75
    $ 1.33 - $ 2.98....    424,913       7.75       $ 1.58     172,308   $ 1.68
    $ 3.15 - $ 5.04....    989,125       9.47       $ 3.85          --   $   --
    $ 5.55 - $ 9.75....  1,002,883       8.85       $ 6.11     129,588   $ 6.40
    $10.06 - $13.94....    418,693       8.44       $13.42     164,431   $13.47
    $14.00 - $20.00....    136,087       8.28       $17.58      63,638   $18.34
    $21.00 - $39.94....     78,500       8.35       $31.35      29,653   $31.52
    $44.00 - $67.50....     11,500       8.14       $58.05       5,110   $58.49
                         ---------                           ---------
                         4,531,463                           1,513,405
                         =========                           =========

                                  EBENX, INC.

   Exercise prices for grants are equal to the market price of common stock on the date of grant. Prior to the Company's public offering, the board of directors established exercise prices for grants based on the board's estimation of the fair value of the common stock on the date of grant. Options vest over periods of one to ten years, and expire five to ten years after the date of grant.

   Pro forma information regarding net loss and loss per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was calculated as of the date of grant using the Black-Scholes multiple option-pricing model for options granted in 2001 and 2000, and the minimum value option-pricing model for options granted in 1999. The fair value calculation for 1999 does not include a volatility factor, because the options were granted prior to the Company's initial public offering.

                                               2001        2000         1999
                                            ---------- ------------ ------------
Weighted average fair value:
   Options granted at estimated fair value. $     4.09 $      22.60 $       0.55
   Options granted at less than estimated
     fair value............................ $       -- $      25.72 $       7.26
Weighted average assumptions:
   Risk-free interest rate.................       4.6%  6.1% - 6.3%  5.2% - 6.1%
   Expected life...........................          5            5            5
   Volatility factor.......................       0.90  0.95 - 1.18           --

   Had the Company recorded compensation cost in accordance with SFAS No. 123, the net loss and net loss per share would have been as follows:

                                               2001      2000     1999
                                             --------  --------  -------
       Net Loss:
          As reported....................... $(68,813) $(15,490) $(5,027)
          Pro forma......................... $(71,674) $(24,853) $(5,114)
       Basic and diluted net loss per share:
          As reported....................... $  (3.51) $  (0.90) $ (1.18)
          Pro forma......................... $  (3.65) $  (1.44) $ (1.20)

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

   In connection with the acquisition of Arbor and the conversion of all outstanding equity securities to those of the Company, the Company issued a warrant to purchase 53,520 shares of common stock at $10.15 per share to a former investor of Arbor. The warrant is exercisable over ten years and expires June 2010.

                                  EBENX, INC.

12. Employee Benefit Plans

   The Company has a 401(k) plan covering substantially all employees. Under the terms of the plan, participants may contribute 2% to 20% of their salary to the plan. Employees are eligible after one day of service and upon attainment of age 21. The Company may make matching contributions based on a discretionary formula or may contribute a discretionary amount. The Company did not make any contributions in 2001, 2000 or 1999.

13. Contingencies

   A class action lawsuit was filed on October 25, 2001 on behalf of purchasers of our securities between December 9, 1999 and December 6, 2000, inclusive. The lawsuit was filed in United States District Court, Southern District of New York, against eBenX, BancBoston Robertson Stephens, Inc., Warburg Dillon Read LLC, Thomas Weisel Partners LLC, and our Chairman, Mark W. Tierney, Chief Executive Officer, John J. Davis, and Executive Vice President & General Manager-Corporate Solutions, Scott P. Halstead. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that our prospectus, filed in connection with our initial public offering, was materially false and misleading because it failed to disclose certain commissions and agreements between the aforementioned parties and certain investors and customers. The complaint seeks unspecified damages plus attorneys' fees and rescission. We intend to vigorously defend against this lawsuit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2001.

Item 11.  Executive Compensation

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2001.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2001

   For purposes of computing the market value of eBenX Common Stock held by non-affiliates of eBenX on the cover page of this report, all executive officers, directors, and shareholders affiliated with directors of eBenX are considered to be affiliates of eBenX. This does not represent an admission by eBenX or any such person as to the affiliate status of such person.

Item 13.  Certain Relationships and Related Transactions

   Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2001.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) The following financial statements are filed herewith in Item 8:

        (i) Consolidated Balance Sheets as of December 31, 2001 and 2000.

       (ii) Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

      (iii) Consolidated Statement of Shareholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999.

       (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

        (v) Notes to consolidated financial statements at December 31, 2001.

  (a)(2) Financial Statement Schedule.

        (i) Schedule II--Valuation and Qualifying Accounts. Such schedules should be read in conjunction with the consolidated financial statements. All other supporting schedules are omitted because of absence of conditions under which they are required.

  (a)(3) Exhibits

        The following exhibits are filed or incorporated by reference:

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

            10.4 eBenX, Inc./Arbor Administrative Services, Inc. 2000 Equity
                 Compensation Plan (incorporated by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K, filed on March 23,
                 2001).

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

           10.11 Employment Agreement by and between the Company and Jeff Rosenblum, dated as of September 6, 2000 (incorporated by reference to Exhibit 10.11 of Registrant's Annual Report on Form 10-K, filed on March 23, 2001).

           10.12 Multi-Tenant Office Lease Agreement by and between the Company and Utah State Retirement Investment Fund, dated January 21, 2000 (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-Q, filed on August 11, 2000).

           10.13 Registration Rights Agreement, dated September 6, 2000 (relating to the registration rights of the previous shareholders of Arbor Administrative Services, Inc.) (incorporated by reference to Exhibit 10.15 of Registrant's Annual Report on Form 10-K, filed on March 23, 2001).

           10.14 Employment Agreement by and between the Company and Thomas E. Kelly, dated as of February 23, 2001 (incorporated by reference to Exhibit 10.8 of Registrant's Quarterly Report on Form 10-Q, filed on May 14, 2001).

           10.15 Separation Agreement and Release by and between the Company and Michael C. Bingham, dated as of March 5, 2001 (incorporated by reference to Exhibit 10.9 of Registrant's Quarterly Report on Form 10-Q, filed on May 14, 2001).

           10.16 Asset Purchase Agreement between Howard Johnson & Company and eBenX, Inc. dated as of October 19, 2001 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K, filed on November 20, 2001).

           10.17 Shared Services Agreement by and between Howard Johnson & Company and eBenX, Inc. dated as of November 1, 2001 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K, filed on November 20, 2001).

           10.18 Transaction Services Agreement by and between Howard Johnson & Company and eBenX, Inc. dated as of November 1, 2001 (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K, filed on November 20, 2001).

           10.19 Marketing Agreement by and between Howard Johnson & Company and eBenX, Inc. dated as of November 5, 2001 (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K, filed on November 20, 2001).

            21.1 Subsidiaries of the Company(1)

            23.1 Consent of Ernst & Young LLP(1)

            24.1 Power of Attorney(1)
--------
(1) Filed herewith.

(b) The registrant filed reports on Form 8-K during its fourth fiscal quarter ended December 31, 2001. The reports filed on November 6 and 20, 2001, pertained to the acquisition of the assets of the health and welfare business unit of Howard Johnson & Company, a wholly owned subsidiary of Merrill Lynch & Company, Inc.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EBENX, INC.
Dated:  March 27, 2002
                                          By
                                                   /S/  JOHN J. DAVIS
                                            ------------------------------------
                                                      John J. Davis
                                          Chief Executive Officer and President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                    Title                  Date
      ---------                    -----                  ----

 /S/ MARK W. TIERNEY   Chairman and Director         March 27, 2002
----------------------
   Mark W. Tierney

  /S/ JOHN J. DAVIS    President, Chief Executive    March 27, 2002
---------------------- Officer and Director
    John J. Davis        (principal executive
                         officer)

/S/ RANDALL J. SCHMIDT acting Chief Financial        March 27, 2002
---------------------- Officer and Secretary
  Randall J. Schmidt   (principal financial officer
                         and principal accounting
                         officer)

  /S/ PAUL V. BARBER   Director                      March 27, 2002
----------------------
    Paul V. Barber

 /S/ JAMES P. BRADLEY  Director                      March 27, 2002
----------------------
   James P. Bradley

  /S/ DANIEL M. CAIN   Director                      March 27, 2002
----------------------
    Daniel M. Cain

/S/ ALAIN C. ENTHOVEN  Director                      March 27, 2002
----------------------
  Alain C. Enthoven

 /S/ FRANK C. WITTHUN  Director                      March 27, 2002
----------------------
   Frank C. Witthun

                                  EBENX, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions
                                                       ---------------------
                                                                  Charged to
                                            Balance at Charges to   Other                Balance at
                                            Beginning  Costs and  Accounts-  Deductions-   End of
Description                                 of Period   Expenses   Describe  Describe(1)   Period
-----------                                 ---------- ---------- ---------- ----------- ----------
Year Ended December 31, 2001
Reserves and allowances deducted from asset
  accounts:
   Allowance for doubtful accounts.........    $178       $995       $--        $(216)      $957

Year Ended December 31, 2000
Reserves and allowances deducted from asset
  accounts:
   Allowance for doubtful accounts.........      45        329        --         (196)       178

Year Ended December 31, 1999
Reserves and allowances deducted from asset
  accounts:
   Allowance for doubtful accounts.........      51         --        --           (6)        45

--------
(1) Amounts written off against the reserve.