Form 10-Q
period 2002-03-31
EBENX INC
filed 2002-05-15
CIK 1095825

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to _________.

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

As of May 1, 2002 there were 20,038,141 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                  EBENX, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 2002
                                     INDEX

                                                                                                   Page
                                                                                                   ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001                1
          Condensed Consolidated Statements of Operations for the three-month periods
              ended March 31, 2002 and 2001                                                            2
          Condensed Consolidated Statements of Cash Flows for the three-month periods ended
              March 31, 2002 and 2001                                                                  3
          Notes to Condensed Consolidated Financial Statements                                         4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations        8
Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                  12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                                           13
Item 2.   Changes in Securities and Use of Proceeds                                                   13
Item 3.   Defaults Upon Senior Securities                                                             13
Item 4.   Submission of Matters to a Vote of Security Holders                                         13
Item 5.   Other Information                                                                           14
Item 6.   Exhibits and Reports on Form 8-K                                                            14

                                  EBENX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Amounts in thousands)


                                                        March 31,   December 31,
                                                          2002          2001
                                                        ---------   ------------
               ASSETS
Current assets:
    Cash and cash equivalents                           $    5,032   $   3,324
    Short-term investments                                  39,679      46,211
    Accounts receivable, net of allowance
      of $1,101 and $957                                     6,428       7,868
    Unbilled revenue                                         2,591       2,272
    Prepaid expenses and other                               1,949       1,937
                                                        ----------   ---------
      Total current assets                                  55,679      61,612

Property and equipment, net                                 10,356      11,401
Loans receivable from employees                                514         540
Note receivable                                              1,100         800
Equity investment                                            2,044           -
Deposits                                                       122         113
Goodwill and other intangibles, net                         20,369      20,334
                                                        ----------   ---------
          Total assets                                  $   90,184   $  94,800
                                                        ==========   =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $      534   $     204
    Accrued compensation                                       940       2,297
    Accrued expenses                                         5,727       3,684
    Restructuring reserve                                    4,590           -
    Client liability reserve                                   443         670
    Deferred revenue                                           155         109
                                                        ----------   ---------
      Total current liabilities                             12,389       6,964

Shareholders' equity:
    Common stock                                               200         199
    Additional paid-in capital                             182,322     182,130
    Deferred stock-based compensation                       (2,670)     (3,145)
    Accumulated other comprehensive income                      91         204
    Retained deficit                                      (102,148)    (91,552)
                                                        ----------   ---------
       Total shareholders' equity                           77,795      87,836
                                                        ----------   ---------
          Total liabilities and shareholders' equity    $   90,184   $  94,800
                                                        ==========   =========

    See accompanying notes to condensed consolidated financial statements.

                                  EBENX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       -----------------------------
                                                                                           2002            2001
                                                                                       -------------   -------------
Net revenue                                                                               $  11,432       $   7,316
Cost of services (exclusive of stock-based compensation
    expense of $130 and $249 for the three months ended
    March 31, 2002 and 2001, respectively)                                                    9,812           6,651
                                                                                          ---------       ---------
      Gross profit                                                                            1,620             665

Operating expenses:
    Selling, general and administrative (exclusive of stock-
      based compensation expense of $263 and $341 for the
      three months ended March 31, 2002 and 2001, respectively)                               3,879           3,894
    Research and development (exclusive of stock-based
      compensation expense of $71 and $122 for the three months
      ended March 31, 2002 and 2001, respectively)                                            2,015           2,206
    Amortization of stock-based compensation                                                    464             712
    Amortization of goodwill and other intangibles                                                -           5,663
    Restructuring charge                                                                      6,223               -
                                                                                           --------       ---------

      Total operating expenses                                                               12,581          12,475
                                                                                           --------       ---------
Loss from operations                                                                        (10,961)        (11,810)
Interest income and other, net                                                                  365           1,288
                                                                                          ---------       ---------
Net loss                                                                                  $ (10,596)      $ (10,522)
                                                                                          =========       =========
Net loss per share:
    Basic and diluted                                                                     $   (0.53)      $   (0.54)
                                                                                          =========       =========
Shares used in calculation of net loss per share:
    Basic and diluted                                                                        19,859          19,340
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

                                        EBENX, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                   (Amounts in thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Operating activities:
     Net loss                                                $(10,596) $(10,522)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation of property and equipment                  670       520
          Amortization of stock-based compensation,
            goodwill and other intangibles                        464     6,375
          Changes in operating assets and liabilities:
            Accounts receivable                                 1,440      (851)
            Other current assets                                 (305)    2,075
            Accounts payable                                      330       144
            Accrued expenses                                    1,523        29
            Restructuring reserve                               4,577         -
            Client liability reserve                             (227)        -
            Deferred revenue                                       46        84
            Deposits                                               (9)        -
                                                            ---------  --------
               Net cash used in operating activities           (2,087)   (2,146)

Investing activities:
     Additions to property and equipment                         (438)   (1,482)
     Purchases of investments                                 (31,290)  (87,735)
     Sales of investments                                      37,709    91,418
     Advances on notes                                           (300)        -
     Cost of acquisition, net of cash acquired                 (2,079)        -
                                                            ---------  --------
               Net cash provided by investing activities        3,602     2,201

Financing activities:
     Stock options and warrants exercised                          31        81
     Proceeds from issuance of common stock, net of costs         162         -
                                                            ---------  --------
               Net cash provided by financing activities          193        81

Net increase in cash and cash equivalents                       1,708       136
Cash and cash equivalents at beginning of period                3,324       764
                                                            ---------  --------
Cash and cash equivalents at end of period                  $   5,032  $    900
                                                            =========  ========

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

Basis of Presentation

     The condensed consolidated financial statements included herein, except for the December 31, 2001 balance sheet which was extracted from the audited financial statements of December 31, 2001, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ended December 31, 2002. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.  Comprehensive Income

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive loss for the three months ended March 31, 2002 consisted of unrealized losses on available-for-sale securities of $113,000, resulting in a total comprehensive loss of $10,709,000. The tax effects of these other comprehensive adjustments were not considered to be material.

3.   Restructuring Charge

     In the first quarter of 2002, management approved plans to undertake restructuring and cost saving actions which included workforce reductions, vacating leased office space, asset disposals, and other costs related to re-engineering and restructuring business processes and operations. The Company completed these actions in the first quarter, and as a result, the Company recorded a restructuring expense of $6,223,000.

     The initial restructuring expenses described above and subsequent reductions to the related liability accounts included the following:

                                                Employee       Contractual
                                              Termination         Lease           Asset
     (thousands)                               Benefits        Obligations      Disposals     Other     Total
                                              -----------      -----------      ---------     -----    ------
     Initial expense and accrual              $     1,004      $     3,492      $     813     $ 914    $6,223

     Cash payments                                   (293)            (272)            --      (255)     (820)

     Non-cash charges                                  --               --           (813)       --      (813)
                                              -----------      -----------      ---------     -----    ------
     Restructuring reserve, March 31, 2002    $       711      $     3,220      $      --     $ 659    $4,590
                                              ===========      ===========      =========     =====    ======

     Employee termination benefits in the first quarter included expenses related to the reduction of 34 personnel primarily through facility closures and consolidation of corporate administrative functions.

     Contractual lease obligations relate primarily to future contractual lease costs associated with vacating two floors at the Minneapolis headquarters location. The Company is actively seeking to sublease this space.

     Asset disposals relate to office equipment to be disposed of and leasehold improvements written-off. These assets were related to the two closed floors at the Minneapolis headquarters location.

4.  Acquisitions and Investment

     On November 5, 2001, the Company completed the acquisition of the health and welfare assets of Howard Johnson & Company, ("Howard Johnson"), a wholly owned subsidiary of Merrill Lynch & Company, Inc., for a final purchase price of approximately $12.6 million, including approximately $11.5 million paid in cash at closing and approximately $1.1 million in assumed obligations to employees, pursuant to the terms of an Asset Purchase Agreement between Howard Johnson and the Company dated as of October 19, 2001 (the "Asset Purchase Agreement"). The purchase price was funded from the Company's existing cash.

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

     The above acquisition was accounted for using the purchase method of accounting. The excess of the consideration provided over the relative fair value of the assets acquired was allocated to goodwill. The allocation of purchase price related to the acquisition of the health and welfare assets of Howard Johnson is subject to change pending a final analysis of the value of the assets acquired and the liabilities assumed.

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three month periods ended March 31, 2002 and 2001, assuming the health and welfare assets of Howard Johnson had been acquired at the beginning of fiscal 2001 (in thousands, except per share data):

                                                      Three months ended
                                                           March 31,
                                                --------------------------------
                                                    2002              2001
                                                --------------   ---------------
Revenue                                             $  11,432         $  11,639
Loss from operations, excluding amortization
  of stock-based compensation, goodwill and
  other intangibles and restructuring               $  (4,274)        $  (5,435)
Net loss                                            $ (10,596)        $ (10,392)
Basic and diluted net loss per share                $   (0.53)        $   (0.54)

         The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the three month period ended March 31, 2001. They are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

          In February 2002, the Company entered into an agreement with Emerge HealthCare, Inc. ("Emerge"), a privately held Delaware corporation, to develop and deliver new risk-adjusted pricing health and welfare benefit products. The Company will provide the technology and services to these new developing products and will license its proprietary platform to Emerge. Coincident with entering into the agreement, the Company also participated in the series B preferred share equity offering of Emerge and purchased shares representing less than 20% of the outstanding shares of Emerge for $2,000,000. This investment will be carried at cost and recoverability of the carrying amount will be evaluated on a periodic basis.

5.   Deferred stock-based compensation

          In connection with the granting of stock options to employees prior to the Company's initial public offering, the Company recorded deferred stock-based compensation of approximately $5.5 million in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. In connection with the acquisition of Arbor in September 2000, the Company recorded deferred stock-based compensation of $5.2 million. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date all outstanding unvested options and restricted stock of Arbor were converted to Company options and restricted stock. The deferred stock-based compensation is included as a component of stockholders' equity and is being amortized over the vesting period of the options. Amortization expense of approximately $464,000 and $712,000 was recognized in the three months ended March 31, 2002 and 2001, respectively.

6.   Note Receivable

          In conjunction with the formation of a strategic alliance to develop, promote, distribute and support an integrated Web-based benefits administration and communications product for mid-sized employers, the Company entered into a joint development agreement and a related loan agreement on August 31, 2001, granting a line of credit of $1.5 million to Online Benefits, Inc. ("Online"), a privately held Delaware corporation. The outstanding principal balance under the line of credit bears interest at a rate of 8% per annum. Interest is due annually on the anniversary date of the loan agreement. On August 31, 2004, the third anniversary date of the loan agreement, payment of the lesser of the outstanding principal balance under the line of credit or the total gross revenues received by the strategic alliance through such date is due. If less than the entire principal balance under the line of credit is paid on August 31, 2004, then the lesser of the remaining principal balance or the total gross revenues of the strategic alliance for the preceding year is due on the next and each succeeding anniversary date of the loan agreement. Any remaining outstanding principal balance under the line of credit is due on August 31, 2006. At March 31, 2002, $1.1 million has been loaned to Online and is outstanding under the line of credit. This amount is recorded as a note receivable.

          As a condition of the loan agreement, the Company received warrants to purchase common stock of Online Benefits at an exercise price of $1.644 per share. The warrants entitle the Company to purchase shares equal to 15% of the total advances on the line of credit, divided by the per share exercise price. The warrants expire August 31, 2006. Warrants for the purchase of 100,365 shares of common stock were outstanding at March 31, 2002.

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


8.   Recent Accounting Pronouncements

     The Company has adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, issued by the Financial Accounting Standards Board. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will be amortized over their useful lives.

     The effect of the change in accounting resulted in an increase to net income of $2.2 million for the quarter ended March 31, 2002. During the first six months of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company, but we do not expect the effect to be material.

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three month periods ended March 31, 2002 and 2001, assuming no amortization of goodwill and other intangibles in 2001:

(in thousands except per share data)               Three Months Ended
                                                       March 31,
                                                 2002              2001
                                            ---------------   ---------------
Reported net loss                                $ (10,596)        $ (10,522)
  Add back: Goodwill amortization                        -             5,663
                                            ---------------   ---------------
  Adjusted net loss                              $ (10,596)         $ (4,859)
                                            ===============   ===============

Net loss per share:
  Reported net loss per share                      $ (0.53)          $ (0.54)
  Goodwill amortization per share                        -              0.29
                                            ---------------   ---------------
  Adjusted net loss per share                      $ (0.53)          $ (0.25)
                                            ===============   ===============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical information, this document contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, service development, relationships with strategic partners and pending acquisitions. These forward-looking statements include declarations regarding our belief or current expectations of management, such as statements indicating that "we expect," "we anticipate," "we intend," "we believe," and similar language. We caution that any forward-looking statement made by us in this Quarterly Report on Form 10-Q or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risks discussed in our Annual Report on Form 10-K filed on March 28, 2002.

     The following discussion and analysis of the financial condition and results of operations of eBenX should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, and included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. For information regarding the Company's Critical Accounting Policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Since our inception, we have incurred losses. As of March 31, 2002, we had an accumulated deficit of $102.1 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, the development and maintenance of our customer and carrier interfaces, amortization of stock-based compensation and goodwill and other intangibles and a $30.4 million impairment charge to the carrying value of goodwill associated with the September 2000 acquisition of Arbor. Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

     The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2002        2001
                                                            ------      ------
     Net revenue                                            100.0%      100.0%
     Cost of services                                        85.8        90.9
                                                            -----      ------
               Gross profit                                  14.2         9.1
     Operating expenses:
          Selling, general and administrative                33.9        53.2
          Research and development                           17.6        30.2
          Amortization of stock-based compensation            4.1         9.7
          Amortization of goodwill and other intangibles        -        77.4
          Restructuring charge                               54.4           -
                                                            -----      ------
               Total operating expenses                     110.0       170.5
                                                            -----      ------
     Loss from operations                                   (95.8)     (161.4)
     Interest income and other, net                           3.2        17.6
                                                            -----      ------
     Net loss                                               (92.6%)    (143.8%)
                                                            =====      ======

     In addition to our operating results, we also track and provide enrollment statistics. Enrollment is defined as the number of employees to which we
currently provide administration services.   Enrollment commitments include
employees currently in enrollment and new customer employee commitments that will be implemented in the foreseeable future, and exclude enrolled employees known to be terminating in the future. The following table sets forth our enrollment statistics for the periods indicated.

                                                 March 31,
                                        ----------------------
                                           2002         2001
                                        ---------     --------
     Enrollment                         1,070,000      807,000
     Enrollment commitments             1,045,000      725,000

Comparison of the three months ended March 31, 2002 and 2001

     Net revenue. Net revenue for the three months ended March 31, 2002 increased to $11.4 million from $7.3 million for the same period in 2001, representing an increase of $4.1 million, or 56.3%. This increase was due primarily to additional revenue derived from the acquisition of the health and welfare clients of Howard Johnson in November 2001, and as a result of the new sales made during calendar year 2001. This increase was partially offset by the discontinuance of the majority of services provided to Verizon Communications, Inc. on December 31, 2001 and the termination of several unprofitable clients during 2001.

     Cost of services. Cost of services for the three months ended March 31, 2002 increased to $9.8 million, from $6.6 million for the same period in 2001, representing an increase of $3.2 million, or 47.5%. The primary reason for this increase was additional service expense associated with the acquisition of the health and welfare clients of Howard Johnson. Cost of services, as a percentage of net revenues, decreased to 85.8% for the three months ended March 31, 2002 from 90.9% for the same period in 2001, primarily as a result of the acquisition of the health and welfare clients of Howard Johnson and actions taken during first quarter 2002 to become more efficient, consistent with the Company's plan to improve gross margins.

     Selling, general and administrative. Selling, general and administrative expenses remained unchanged at $3.9 million for the three months ended March 31, 2002, as compared to the same period in 2001. Selling, general and administrative expenses, as a percentage of net revenues, decreased to 33.9% for the three months ended March 31, 2002, from 53.2% for the same period in 2001, primarily as a result of adding additional revenue from the acquisition of the health and welfare clients of Howard Johnson and actions taken to hold firm or reduce certain SG&A expenditures from 2001 levels. These actions include first quarter 2002 reductions to headquarters office space and reductions to the general and administrative workforce which were offset by strengthening bad debt reserves and additional expenses associated with the acquisition of the health and welfare assets of Howard Johnson.

     Accounts receivable decreased from $7.9 million at December 31, 2001 to $6.4 million at March 31, 2002, a decrease of $1.5 million or approximately 18.3%. This decrease in accounts receivable resulted from the payment during the first quarter of 2002 of annual open enrollment fees which were billed to our middle-market clients during the fourth quarter of 2001. Allowance for doubtful accounts increased from $957,000 at December 31, 2001 to $1.1 million at March 31, 2002, an increase of $144,000 or approximately 15.0%, reflecting management's decision to increase the allowance with respect to overdue implementation fees due from certain of our middle-market clients.

     Research and development. Research and development expenses for the three months ended March 31, 2002 decreased to $2 million, from $2.2 million for the same period in 2001, representing a decrease of $191,000, or 8.7%. This decrease was primarily due to a decrease in contractor expenses. Research and development expenses, as a percentage of net revenues, decreased to 17.6% for the three months ended March 31, 2002, from 30.2% for the same period in 2001, primarily as a result of adding additional revenue from the acquisition of the health and welfare clients of Howard Johnson.

     Amortization of stock-based compensation. In connection with the granting of stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $464,000 in amortization expense related to the deferred stock-based compensation for the three months ended March 31, 2002, a decrease of 34.8% from the $712,000 recorded for the same period in 2001. This decrease will continue through future quarters as the calculation of the expense under SFAS 123 requires heavier weighting of the expense in the early years of the option's life. Amortization of deferred stock-based compensation will result in an additional $2.7 million of charges to operations through 2004.

     Amortization of goodwill and other intangibles. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will be amortized over their useful lives. During the first six months of 2002, the

Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Management has not yet determined what the effect of these tests will be on our earnings and financial position. During the first quarter of 2001, the Company recorded $5.7 million of amortization of goodwill and other intangibles.

     Restructuring charge. In the first quarter of 2002, management approved plans to undertake restructuring and cost saving actions which included workforce reductions, vacating leased office space, asset disposals, and other costs related to re-engineering and restructuring business processes and operations. The Company completed these actions in the first quarter, and as a result, the Company recorded a restructuring expense of $6,223,000.

     Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income decreased to $365,000 for the three months ended March 31, 2002, from $1.3 million for the same period in 2001. The $923,000 decrease, or 71.7%, is primarily a result of the decrease in our short-term investment portfolio from the acquisition of the health and welfare assets of Howard Johnson, cash used in operations, and capital expenditures, as well as a decrease in the return on investment of the securities that are held in our short-term investment portfolio due to a general decline in interest rates.

     Income taxes. As of December 31, 2001, we had unused federal and state research and development tax credit carryforwards of approximately $250,000 which begin to expire in 2009. In addition, we had unused federal net operating loss carryforwards at December 31, 2001 of approximately $23.1 million which begin to expire in 2009. The utilization of these carryforwards is dependent upon our ability to generate sufficient taxable income during carryforward periods.

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

     On November 5, 2001, we acquired the assets of the health and welfare business unit of Howard Johnson & Company, a wholly owned subsidiary of Merrill Lynch & Company, Inc., for a final purchase price of approximately $12.6 million, consisting of approximately $11.5 million in cash and the assumption of approximately $1.1 million in assumed obligations to employees.

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

     As of March 31, 2002, we had $44.7 million in short-term investments and cash and cash equivalents. Short-term investments and cash and cash equivalents decreased by approximately $4.8 million during the first quarter 2002 due primarily to the use of cash in operations and the investment in Emerge. Short-term investments consisted primarily of commercial paper and corporate and government bonds. Cash equivalents consisted primarily of money market funds. Cash of $1.8 million has been restricted as collateral for a letter of credit.

     Our operating activities, which includes restructuring activities, used cash of $2.1 million in both the three months ended March 31, 2002 and 2001. The use of cash in operations in 2002 was due primarily to funding our net loss, offset by establishment of a restructuring reserve, an increase in accrued expenses and a decrease in accounts receivable. The use of cash in operations in 2001 was due primarily to funding our net loss and an increase in accounts receivable, partially offset by a decrease in other current assets and noncash charges for depreciation and intangibles.

     Our investing activities provided cash of $3.6 million and $2.2 million in the three months ended March 31, 2002 and 2001, respectively. In 2002, our investing activities generated $6.4 million in cash through net sales of investments, while using $2.1 million for the investment in Emerge, $300,000 in additional advances under a line of credit, and $438,000 for additions to equipment. In 2001, our investing activities provided cash of $3.7 million for net purchases of investments and $1.5 million for additions to equipment.

     Our financing activities provided cash of $193,000 and $81,000 in the three months ended March 31, 2002 and 2001, respectively. In 2002, cash flows from financing activities consisted of proceeds from the sale of stock through our employee stock purchase plan and through exercise of stock options and warrants. In 2001, our financing activities consisted of proceeds from the exercise of stock options and warrants.

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

     The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investments at March 31, 2002 (in thousands):

                                      2002      2003       2004        Total
                                    -------   -------    -------      -------
     Cash equivalents               $ 5,032   $     -    $     -      $ 5,032
      Average interest rate             1.7%                              1.7%

     Short-term investments         $22,806   $15,592    $ 1,281      $39,679
      Average interest rate             3.3%      3.6%       3.9%         3.4%

Exchange Rate and Commodity Price Sensitivity

     We do not conduct business outside of the United States and do not invest in foreign instruments or commodities and, therefore, have no direct exposure related to either foreign currency exchange rate fluctuation or commodity price fluctuation.

                                    PART II

Item 1.  Legal Proceedings

     A class action lawsuit was filed on October 25, 2001 on behalf of purchasers of the securities of the Company between December 9, 1999 and
December 6, 2000, inclusive.   The lawsuit was filed in United States District
Court, Southern District of New York, against the Company, BancBoston Robertson Stephens, Inc., Warburg Dillon Read LLC, Thomas Weisel Partners LLC, and eBenX Chairman, Mark W. Tierney, Chief Executive Officer, John J. Davis, and Executive Vice President & General Manager - Corporate Solutions, Scott P. Halstead. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that the Company's prospectus, filed in connection with the Company's initial public offering, was materially false and misleading because it failed to disclose certain commissions and agreements between the aforementioned parties and certain investors and customers. The complaint seeks unspecified damages plus attorneys' fees and rescission. The Company intends to vigorously defend against this lawsuit.

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

Through March 31 2002, we have used the net offering proceeds for the following purposes in the approximate amounts set forth below (in millions):

     Short-term investments                                      $ 39.4
     Acquisition of Arbor                                          20.4
     Acquisition of health and welfare assets of Howard Johnson    11.5
     Purchase of furniture and equipment                           11.4
     Working capital                                               22.8
                                                                 ------
          Total                                                  $105.5

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

     10.5 Amended Employment Agreement by and between the Company and John Davis, dated as of April 12, 1999 (incorporated by reference to Exhibit 10.10 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

     10.6 Amended Employment Agreement by and between the Company and Scott Halstead, dated as of April 22, 1999 (incorporated by reference to Exhibit 10.11 of Registrant's Registration Statement on Form S-1, Registration Number 333-87985).

     10.7 Separation Agreement and Release by and between the Company and Michael C. Bingham, dated as of March 5, 2001 (incorporated by reference to Exhibit 10.9 of Registrant's Form 10-Q, filed May 14,
            2001).

     10.8 Registration Rights Agreement, dated September 6, 2000 (relating to the registration rights of the previous shareholders of Arbor Administrative Services, Inc.) (incorporated by reference to Exhibit
            10.15 of Registrant's Form 10-K, filed March 23, 2001).

     10.9 Separation Agreement and Release by and between the Company and Thomas E. Kelly, dated as of February 8, 2002.

     10.10 Agreement by and between the Company and Mark W. Tierney, dated as of January 1, 2002.

     10.11 Agreement and Plan of Merger by and among Arbor Administrative Services, Inc., a Delaware corporation, the principal stockholder of Arbor, eBenX, Inc., a Minnesota corporation, and Arbor

            Acquisition Corp., a Minnesota corporation, dated August 28, 2000 (incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K, filed on September 14, 2000).

     10.12 Employment Agreement by and between the Company and Jeff Rosenblum, dated as of September 6, 2000 (incorporated by reference to Exhibit
            10.11 of Registrant's Annual Report on Form 10-K, filed on March 23,
            2001).

     10.13 Multi-Tenant Office Lease Agreement by and between the Company and Utah State Retirement Investment Fund, dated January 21, 2000 (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-Q, filed on August 11, 2000).

     10.14 Asset Purchase Agreement between Howard Johnson & Company and eBenX, Inc. dated as of October 19, 2001 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K, filed on November 20, 2001).

     10.15 Marketing Agreement by and between Howard Johnson & Company and eBenX, Inc. dated as of November 5, 2001 (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K, filed on November 20, 2001).

     10.16 Shared Services Agreement by and between Howard Johnson & Company and eBenX, Inc. dated as of November 1, 2001 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K, filed on November 20, 2001).

     10.17 Transaction Services Agreement by and between Howard Johnson & Company and eBenX, Inc. dated as of November 1, 2001 (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K, filed on November 20, 2001).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended March 31, 2002.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EBENX, INC.





Date: May 15, 2002                 By /s/ Randall J. Schmidt
                                     ----------------------------
                                       Randall J. Schmidt
                                       Chief Financial Officer and Secretary
                                       (principal financial officer)