Form 10-Q
period 2002-06-30
EBENX INC
filed 2002-08-14
CIK 1095825

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

As of August 1, 2002 there were 20,193,702 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                   EBENX, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002
                                      INDEX

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at June 30, 2002 and
             December 31, 2001                                                1
         Condensed Consolidated Statements of Operations for the
             three- and six-month periods ended June 30, 2002 and 2001        2
         Condensed Consolidated Statements of Cash Flows for the
             six-month periods ended June 30, 2002 and 2001                   3
         Notes to Condensed Consolidated Financial Statements                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk          13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14
Item 2.  Changes in Securities and Use of Proceeds                           14
Item 3.  Defaults Upon Senior Securities                                     14
Item 4.  Submission of Matters to a Vote of Security Holders                 15
Item 5.  Other Information                                                   15
Item 6.  Exhibits and Reports on Form 8-K                                    15

                                   EBENX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                              June 30,   December 31,
                                                               2002         2001
                                                             ---------    ---------
                          ASSETS

Current assets:
    Cash and cash equivalents                                $   4,768    $   3,324
    Short-term investments                                      37,135       46,211
    Accounts receivable, net of allowance of $987 and $957       6,497        7,868
    Unbilled revenue                                             1,438        2,272
    Prepaid expenses and other                                   1,944        1,937
                                                             ---------    ---------
        Total current assets                                    51,782       61,612

Property and equipment, net                                      9,985       11,401
Loans receivable from employees                                    514          540
Note receivable                                                  1,300          800
Equity investment                                                2,067           --
Deposits                                                           121          113
Goodwill and other intangibles, net                             20,360       20,334
                                                             ---------    ---------
            Total assets                                     $  86,129    $  94,800
                                                             =========    =========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $     422    $     204
    Accrued compensation                                         1,745        2,297
    Accrued expenses                                             4,340        3,684
    Restructuring reserve                                        3,161           --
    Client liability reserve                                       443          670
    Deferred revenue                                               714          109
                                                             ---------    ---------
        Total current liabilities                               10,825        6,964

Shareholders' equity:
    Common stock                                                   201          199
    Additional paid-in capital                                 182,324      182,130
    Deferred stock-based compensation                           (2,118)      (3,145)
    Accumulated other comprehensive income                         195          204
    Retained deficit                                          (105,298)     (91,552)
                                                             ---------    ---------
        Total shareholders' equity                              75,304       87,836
                                                             ---------    ---------
            Total liabilities and shareholders' equity       $  86,129    $  94,800
                                                             =========    =========

     See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                   Three Months Ended       Six Months Ended
                                                                        June 30,                June 30,
                                                                  --------------------    --------------------
                                                                    2002        2001        2002        2001
                                                                  --------    --------    --------    --------
Net revenue                                                       $ 12,031    $  7,828    $ 23,463    $ 15,144
Cost of services (exclusive of stock-based compensation
    expense of $106 and $242 for the three months ended
    June 30, 2002 and 2001 and $237 and $491 for the six
    months ended June 30, 2002 and 2001, respectively)               9,631       6,654      19,443      13,305
                                                                  --------    --------    --------    --------
      Gross profit                                                   2,400       1,174       4,020       1,839

Operating expenses:
    Selling, general and administrative (exclusive of stock-
      based compensation expense of $241 and $285 for the
      three months ended June 30, 2002 and 2001 and
      $504 and $626 for the six months ended June 30, 2002
      and 2001, respectively)                                        3,491       3,766       7,370       7,660
    Research and development (exclusive of stock-based
      compensation expense of $68 and $103 for the three months
      ended June 30, 2002 and 2001 and $138 and $225 for the
      six months ended June 30, 2002 and 2001, respectively)         2,011       2,193       4,026       4,399
    Amortization of stock-based compensation                           415         630         879       1,342
    Amortization of goodwill and other intangibles                      --       5,650          --      11,313
    Restructuring charge                                                --          --       6,223          --
                                                                  --------    --------    --------    --------
      Total operating expenses                                       5,917      12,239      18,498      24,714
                                                                  --------    --------    --------    --------
Loss from operations                                                (3,517)    (11,065)    (14,478)    (22,875)
Interest income and other, net                                         367       1,058         732       2,346
                                                                  --------    --------    --------    --------
Net loss                                                          $ (3,150)   $(10,007)   $(13,746)   $(20,529)
                                                                  ========    ========    ========    ========
Net loss per share:
    Basic and diluted                                             $  (0.16)   $  (0.51)   $  (0.69)   $  (1.06)
                                                                  ========    ========    ========    ========
Shares used in calculation of net loss per share:
    Basic and diluted                                               19,935      19,479      19,838      19,410
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

                                   EBENX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                           ----------------------
                                                              2002         2001
                                                           ---------    ---------
Operating activities:
    Net loss                                               $ (13,746)   $ (20,529)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation of property and equipment                   1,357        1,131
      Amortization of stock-based compensation,
        goodwill and other intangibles                           879       12,655
      Changes in operating assets and liabilities:
        Accounts receivable                                    1,380         (112)
        Other current assets                                     853        1,609
        Accounts payable                                         218           29
        Accrued expenses                                         943          169
        Restructuring reserve                                  3,148           --
        Client liability reserve                                (227)          --
        Deferred revenue                                         605          250
        Deposits                                                  (8)          (5)
                                                           ---------    ---------
           Net cash used in operating activities              (4,598)      (4,803)

Investing activities:
    Additions to property and equipment                         (755)      (2,187)
    Purchases of investments                                 (61,472)    (222,368)
    Sales of investments                                      70,539      228,941
    Advances on notes                                           (500)          --
    Cost of acquisition, net of cash acquired                 (2,102)          --
    Advances to employees                                         --          (72)
                                                           ---------    ---------
           Net cash provided by investing activities           5,710        4,314

Financing activities:
    Stock options and warrants exercised                         169          113
    Proceeds from issuance of common stock, net of costs         163           --
                                                           ---------    ---------
           Net cash provided by financing activities             332          113

Net increase in cash and cash equivalents                      1,444         (376)

Cash and cash equivalents at beginning of period               3,324          764
                                                           ---------    ---------
Cash and cash equivalents at end of period                 $   4,768    $     388
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

Basis of Presentation

         The condensed consolidated financial statements included herein, except for the December 31, 2001 balance sheet which was extracted from the audited financial statements of December 31, 2001, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three- and six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ended December 31, 2002. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.  Comprehensive Income

         Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive loss for the six months ended June 30, 2002 consisted of unrealized losses on available-for-sale securities of $9,000, resulting in a total comprehensive loss of $13,755,000. The tax effects of these other comprehensive adjustments were not considered to be material.

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

         The initial restructuring expenses described above and subsequent reductions to the related liability accounts included the following:

                                        Employee    Contractual
                                       Termination     Lease        Asset
(in thousands)                          Benefits    Obligations   Disposals      Other        Total
                                       -----------  -----------   ---------     -------      -------
Initial expense and accrual              $ 1,004      $ 3,492      $   813      $   914      $ 6,223
Cash payments                               (755)        (507)          --         (987)      (2,249)
Non-cash charges                              --           --         (813)          --         (813)
                                         -------      -------      -------      -------      -------
Restructuring reserve, June 30, 2002     $   249      $ 2,985      $    --      $   (73)     $ 3,161
                                         =======      =======      =======      =======      =======

         Employee termination benefits in the first six months included expenses related to the reduction of 34 personnel primarily through facility closures and consolidation of corporate administrative functions.

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

4.  Acquisitions and Investment

         On November 5, 2001, the Company completed the acquisition of the health and welfare assets of Howard Johnson & Company ("Howard Johnson"), a wholly owned subsidiary of Merrill Lynch & Company, Inc., for a final purchase price of approximately $12.6 million, including approximately $11.5 million paid in cash at closing and approximately $1.1 million in assumed obligations to employees, pursuant to the terms of an Asset Purchase Agreement between Howard Johnson and the Company dated as of October 19, 2001 (the "Asset Purchase Agreement"). The purchase price was funded from the Company's existing cash.

         In connection with the consummation of this acquisition, the Company entered into a Shared Services Agreement with Howard Johnson pursuant to which Howard Johnson will provide agreed upon services to the Company in connection with the Company's health and welfare business for up to 24 months. The Company is currently obligated to pay Howard Johnson a monthly fee of $187,500, subject to reduction as responsibility for providing these services to each client is transferred to the Company. The Company also entered into a Marketing Agreement with Howard Johnson pursuant to which Howard Johnson may refer potential and existing clients seeking health and welfare benefits services to the Company in exchange for a percentage of revenues from such referrals.

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

         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the six month periods ended June 30, 2002 and 2001, assuming the health and welfare assets of Howard Johnson had been acquired at the beginning of fiscal 2001:

(in thousands, except
per share data)                       Three months ended     Six months ended
                                            June 30,             June 30,
                                      ----------------------------------------
                                        2002       2001       2002      2001
                                      --------   --------   --------  --------
Revenue                               $ 12,031   $ 12,485   $ 23,463  $ 24,124
Loss from operations, excluding
  amortization of stock-based
  compensation, goodwill and
  other intangibles and
  restructuring charge                $ (3,102)  $ (4,217)  $ (7,376) $ (9,418)
Net loss                              $ (3,150)  $ (9,543)  $(13,746) $(19,935)
Basic and diluted net loss per share  $  (0.16)  $  (0.49)  $  (0.69) $  (1.03)

         The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the three- and six-month periods ended June 30, 2001. They are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

         In February 2002, the Company entered into an agreement with Benu, Inc. (formerly known as "Emerge HealthCare, Inc."), a privately held Delaware corporation, to develop and deliver new risk-adjusted pricing health and welfare benefit products. The Company will provide the technology and services to these new developing products and will license its proprietary platform to Benu, Inc. ("Benu"). Coincident with entering into the agreement, the Company also participated in the series B preferred share equity offering of Benu and purchased shares representing less than 20% of the outstanding shares of Benu for approximately $2 million. This investment will be carried at cost and recoverability of the carrying amount will be evaluated on a periodic basis.

5.  Deferred stock-based compensation

         In connection with the granting of stock options to employees prior to the Company's initial public offering, the Company recorded deferred stock-based compensation of approximately $5.5 million in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. In connection with the acquisition of Arbor Administrative Services, Inc. ("Arbor") in September 2000, the Company recorded deferred stock-based compensation of $5.2 million. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date all outstanding unvested options and restricted stock of Arbor were converted to Company options and restricted stock. The deferred stock-based compensation is included as a component of stockholders' equity and is being amortized over the vesting period of the options. Amortization expense of approximately $415,000 and $630,000 was recognized in the three months ended June 30, 2002 and 2001, respectively. For the six-month periods ending June 30, 2002 and 2001, approximately $879,000 and $1.3 million of amortization expense was recognized, respectively.

6.  Note Receivable

        In conjunction with the formation of a strategic alliance to develop, promote, distribute and support an integrated Web-based benefits administration and communications product for mid-sized employers, the Company entered into a joint development agreement and a related loan agreement on August 31, 2001, granting a line of credit of $1.5 million to Online Benefits, Inc. ("Online"), a privately held Delaware corporation. The outstanding principal balance under the line of credit bears interest at a rate of 8% per annum. Interest is due annually on the anniversary date of the loan agreement. On August 31, 2004, the third anniversary date of the loan agreement, payment of the lesser of the outstanding principal balance under the line of credit or the total gross revenues received by the strategic alliance through such date is due. If less than the entire principal balance under the line of credit is paid on August 31, 2004, then the lesser of the remaining principal balance or the total gross revenues of the strategic alliance for the preceding year is due on the next and each succeeding anniversary date of the loan agreement. Any remaining outstanding principal balance under the line of credit is due on

August 31, 2006. At June 30, 2002, $1.3 million has been loaned to Online and is outstanding under the line of credit. This amount is recorded as a note receivable.

         As a condition of the loan agreement, the Company received warrants to purchase common stock of Online at an exercise price of $1.644 per share. The warrants entitle the Company to purchase shares equal to 15% of the total advances on the line of credit, divided by the per share exercise price. The warrants expire August 31, 2006. Warrants for the purchase of 118,613 shares of common stock were outstanding at June 30, 2002.

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

         The effect of the change in accounting resulted in an increase to net income of $2.2 million for the quarter ended June 30, 2002 and $4.4 million for the six months ended June 30, 2002. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and concluded there was no potential goodwill impairment for the Company at that date.

         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and six month periods ended June 30, 2002 and 2001, assuming no amortization of goodwill and other intangibles in 2001:


(in thousands except per share data)      Three Months Ended               Six Months Ended
                                               June 30,                        June 30,
                                      --------------------------      --------------------------
                                         2002            2001            2002            2001
                                      ----------      ----------      ----------      ----------
Reported net loss                     $   (3,150)     $  (10,007)     $  (13,746)     $  (20,529)
  Add back: Goodwill amortization             --           5,650              --          11,313
                                      ----------      ----------      ----------      ----------
  Adjusted net loss                   $   (3,150)     $   (4,357)     $  (13,746)     $   (9,216)
                                      ==========      ==========      ==========      ==========

Net loss per share:
  Reported net loss per share         $    (0.16)     $    (0.51)     $    (0.69)     $    (1.06)
  Goodwill amortization per share             --            0.29              --            0.58
                                      ----------      ----------      ----------      ----------
  Adjusted net loss per share         $    (0.16)     $    (0.22)     $    (0.69)     $    (0.48)
                                      ==========      ==========      ==========      ==========

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

         Revenue is derived primarily from providing ongoing annual enrollment and health and welfare eligibility administration and premium billing and payment exchange services. Administrative or exchange services revenue typically is priced on a per employee per month basis with adjustments made to accommodate the number of health plans and other carriers required by the customer. We typically enter into multi-year contracts with our large employer customers and often provide fixed and variable fee structures to permit volume-adjusted pricing. Customers may purchase some or all of our services, and the customer relationship may evolve from utilizing consulting services to utilizing implementation and enrollment services and per employee-based administrative services.

         Cost of services consists primarily of personnel costs for account management, operations, production, consulting and information technology costs for both ongoing consulting and administrative services, as well as for customer implementation expense. The information technology costs relate to personnel costs for implementing and maintaining customer and health plan computer interfaces and computer hardware and software expenses related to computer processing. A portion of cost of services consists of new customer implementation expenses. Therefore, as a short-term effect of growth, increasing numbers of new customers will cause the cost of services as a percentage of net revenue to increase.

         Selling, general and administrative expenses consist primarily of payroll and payroll-related expenses associated with sales and marketing, executive management and corporate administrative personnel, as well as professional fees and expenditures for advertising, public relations and promotional efforts.

         Research and development expenses consist primarily of development personnel and external contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. The Company follows AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer

Software Developed or Obtained for Internal Use", in accounting for internally developed software. To date, we have not capitalized our software development costs as a majority of our in-house development efforts related to determining specific software requirements and evaluating alternatives related to specific performance criteria for our products. As a result, research and development costs have been expensed as incurred.

         Since our inception, we have incurred losses. As of June 30, 2002, we had an accumulated deficit of $105.3 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, the development and maintenance of our customer and carrier interfaces, amortization of stock-based compensation and goodwill and other intangibles and a $30.4 million impairment charge to the carrying value of goodwill associated with the September 2000 acquisition of Arbor. Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties.

Results of Operations

         The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.

                                                    Three Months Ended   Six Months Ended
                                                          June 30,           June 30,
                                                    ------------------   ----------------
                                                      2002      2001      2002      2001
                                                     -----     -----     -----     -----
Net revenue                                          100.0%    100.0%    100.0%    100.0%
Cost of services                                      80.1      85.0      82.9      87.9
                                                     -----    ------     -----    ------
      Gross profit                                    19.9      15.0      17.1      12.1

Operating expenses:
    Selling, general and administrative               29.0      48.1      31.4      50.6
    Research and development                          16.7      28.0      17.2      29.0
    Amortization of stock-based compensation           3.4       8.0       3.7       8.9
    Amortization of goodwill and other intangibles      --      72.2        --      74.7
    Restructuring charge                                --        --      26.5        --
                                                     -----    ------     -----    ------
      Total operating expenses                        49.1     156.3      78.8     163.2
                                                     -----    ------     -----    ------
Loss from operations                                 (29.2)   (141.3)    (61.7)   (151.1)
Interest income and other, net                         3.1      13.5       3.1      15.5
                                                     -----    ------     -----    ------
Net loss                                             (26.1%)  (127.8%)   (58.6%)  (135.6%)
                                                     =====    ======     =====    ======

          In addition to our operating results, we also track and provide enrollment statistics. Enrollment is defined as the number of our customers' employees or retirees to which we currently provide administration services. Pending enrollment commitments include new customer employee commitments that will be implemented in the foreseeable future, and exclude enrolled employees known to be terminating in the future. The following table sets forth our enrollment statistics for the periods indicated.

                                                           June 30,
                                                    --------------------
                                                      2002         2001
                                                    ---------    -------

Enrollment                                          1,073,000    814,000
Net pending enrollment commitments                     29,000     36,000
                                                    ---------    -------
Enrollment plus commitments                         1,102,000    850,000
                                                    =========    =======

Comparison of the three months ended June 30, 2002 and 2001

         Net revenue. Net revenue for the three months ended June 30, 2002 increased to $12 million from $7.8 million for the same period in 2001, representing an increase of $4.2 million, or 53.7%. This increase was due primarily to additional revenue derived from the acquisition of the health and welfare clients of Howard Johnson in November 2001, and as a result of the new sales made during calendar year 2001 and 2002. This increase was partially offset by the discontinuance of the majority of services provided to Verizon Communications, Inc. on December 31, 2001 and the termination of several unprofitable clients during 2001.

         Cost of services. Cost of services for the three months ended June 30, 2002 increased to $9.6 million, from $6.7 million for the same period in 2001, representing an increase of $3 million, or 44.7%. The primary reason for this increase was additional service expense associated with the acquisition of the health and welfare clients of Howard Johnson. Cost of services, as a percentage of net revenues, decreased to 80.1% for the three months ended June 30, 2002 from 85% for the same period in 2001, primarily as a result of the acquisition of the health and welfare clients of Howard Johnson and actions taken during first quarter 2002 to become more efficient, consistent with the Company's plan to improve gross margins.

         Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2002 decreased to $3.5 million, from $3.8 million for the same period in 2001, representing a decrease of $275,000, or 7.3%. Selling, general and administrative expenses, as a percentage of net revenues, decreased to 29% for the three months ended June 30, 2002, from 48.1% for the same period in 2001, primarily as a result of increased revenues and actions taken to hold firm or reduce certain SG&A expenditures from 2001 levels. These actions include the 2002 reductions to corporate headquarters office space and reductions to the general and administrative workforce.

         Research and development. Research and development expenses for the three months ended June 30, 2002 decreased to $2 million, from $2.2 million for the same period in 2001, representing a decrease of $182,000, or 8.3%. This decrease was primarily due to a decrease in contractor expenses. Research and development expenses, as a percentage of net revenues, decreased to 16.7% for the three months ended June 30, 2002, from 28% for the same period in 2001, primarily as a result of increased revenues, while holding firm or reducing certain R&D expenditures.

          Amortization of stock-based compensation. In connection with the granting of stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $415,000 in amortization expense related to the deferred stock-based compensation for the three months ended June 30, 2002, a decrease of 34.1% from the $630,000 recorded for the same period in 2001. This decrease will continue through future quarters as the calculation of the expense under SFAS 123 requires heavier weighting of the expense in the early years of the option's life. Amortization of deferred stock-based compensation will result in an additional $2.1 million of charges to operations through 2004.

         Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income decreased to $367,000 for the three months ended June 30, 2002, from $1.1 million for the same period in 2001. The $691,000 decrease, or 65.3%, is primarily a result of the decrease in our short-term investment portfolio from the acquisition of the health and welfare assets of Howard Johnson, cash used in operations and for capital expenditures, as well as a decrease in the return on investment of the securities that are held in our short-term investment portfolio due to a general decline in interest rates.

Comparison of the six months ended June 30, 2002 and 2001

         Net revenue. Net revenue for the six months ended June 30, 2002 increased to approximately $23.5 million from $15.1 million for the same period in 2001, representing an increase of $8.3 million, or 54.9%. This increase was due primarily to additional revenue derived from the acquisition of the health and welfare clients of Howard Johnson in November 2001, and as a result of the new sales made during calendar year 2001 and 2002. This increase was partially offset by the discontinuance of the majority of services provided to Verizon Communications, Inc. on December 31, 2001 and the termination of several unprofitable clients during 2001.

         Cost of services. Cost of services for the six months ended June 30, 2002 increased to $19.4 million, from $13.3 million for the same period in 2001, representing an increase of $6.1 million, or 46.1%. The primary reason for this increase was additional service expense associated with the acquisition of the health and welfare clients of Howard Johnson. Cost of services, as a percentage of net revenues, decreased to 82.9% for the six months ended June 30, 2002 from 87.9% for the same period in 2001, primarily as a result of the acquisition of the health and welfare clients of Howard Johnson and actions taken during first quarter 2002 to become more efficient, consistent with the Company's plan to improve gross margins.

         Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2002 decreased to $7.4 million, from $7.7 million for the same period in 2001, representing a decrease of $290,000, or 3.8%. Selling, general and administrative expenses, as a percentage of net revenues, decreased to 31.4% for the six months ended June 30, 2002, from 50.6% for the same period in 2001, primarily as a result of increased revenues and actions taken to hold firm or reduce certain SG&A expenditures from 2001 levels. These actions include first quarter 2002 reductions to corporate headquarters office space and reductions to the general and administrative workforce which were offset by strengthening bad debt reserves and additional expenses associated with the acquisition of the health and welfare assets of Howard Johnson.

         Research and development. Research and development expenses for the six months ended June 30, 2002 decreased to $4 million, from $4.4 million for the same period in 2001, representing a decrease of $373,000, or 8.5%. This decrease was primarily due to a decrease in contractor expenses. Research and development expenses, as a percentage of net revenues, decreased to 17.2% for the six months ended June 30, 2002, from 29% for the same period in 2001, primarily as a result of increased revenues, while holding firm or reducing certain R&D expenditures.

          Amortization of stock-based compensation. In connection with the granting of stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $879,000 in amortization expense related to the deferred stock-based compensation for the six months ended June 30, 2002, a decrease of 34.5% from the $1.3 million recorded for the same period in 2001. This decrease will continue through future quarters as the calculation of the expense under SFAS 123 requires heavier weighting of the expense in the early years of the option's life. Amortization of deferred stock-based compensation will result in an additional $2.1 million of charges to operations through 2004.

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

         Amortization of goodwill and other intangibles. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will be amortized over their useful lives. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and concluded there was no potential impairment for the Company at that date. As such, the Company did not amortize goodwill and other intangibles during the first six months of 2002. During the first six months of 2001, the Company recorded $11.3 million of amortization of goodwill and other intangibles.

         Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income decreased to $732,000 for the six months ended June 30, 2002, from $2.3 million for the same period in 2001. The $1.6 million decrease, or 68.8%, is primarily a result of the decrease in our short-term investment portfolio from the acquisition of the health and welfare assets of Howard Johnson, cash used in operations and for capital expenditures, as well as a decrease in the return on investment of the securities that are held in our short-term investment portfolio due to a general decline in interest rates.

         Income taxes. As of December 31, 2001, we had unused federal and state research and development tax credit carryforwards of approximately $250,000 which begin to expire in 2009. In addition, we had unused federal net operating loss carryforwards at December 31, 2001 of approximately $23.1 million which begin to expire in 2009. The utilization of these carryforwards is dependent upon our ability to generate sufficient taxable income during carryforward periods and therefore, are not recognized as an asset on the Company's balance sheet.

         Significant balance sheet changes. Total assets decreased from $94.8 million as of December 31, 2001 to $86.1 million as of June 30, 2002, primarily as a result of decreases in short-term investments, accounts receivable, unbilled revenue and property and equipment. An additional advance under a line of credit and an equity investment in Benu offset these decreases. The decrease in accounts receivable and unbilled revenue resulted from collections during the first six months of 2002 of open enrollment fees which were billed or accrued for our mid-market and Howard Johnson clients during the fourth quarter of 2001. Property and equipment decreased as a result of depreciation and assets disposed of or written-off in connection with restructuring and cost saving actions taken in the first quarter of 2002.

         Total liabilities increased from $7 million as of December 31, 2001 to $10.8 million as of June 30, 2002, primarily as a result of reserves held for restructuring and cost saving actions taken in the first quarter of 2002 and an increase in deferred revenue related to revenues that have been billed according to the terms of the contract, but not recognized as of June 30, 2002 in accordance with GAAP.

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

         On November 5, 2001, we acquired the assets of the health and welfare business unit of Howard Johnson & Company, a wholly owned subsidiary of Merrill Lynch & Company, Inc., for a final purchase price of approximately $12.6 million, consisting of approximately $11.5 million in cash and the assumption of approximately $1.1 million in assumed obligations to employees which were primarily paid in the second quarter of 2002.

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

         As of June 30, 2002, we had $41.9 million in short-term investments and cash and cash equivalents. Short-term investments plus cash and cash equivalents decreased by approximately $2.8 million and $7.6 million during the three months and six months ended June 30, 2002, respectively. These reductions were due primarily to the use of cash in operations (including expenditures related to restructuring) and the investment in Benu (formerly known as "Emerge"). Short-term investments consisted primarily of commercial paper and corporate and government bonds. Cash equivalents consisted primarily of money market funds. Cash of $1.8 million has been restricted as collateral for a letter of credit.

         Our operating activities, which includes $2.2 million used for 2002 restructuring activities, used cash of $4.6 million in the six months ended June 30, 2002 and $4.8 million for the same period in 2001. The use of cash in operations in 2002 was due primarily to funding our net loss and restructuring activities, offset by remaining restructuring reserves, noncash charges for depreciation and amortization of stock-based compensation, a decrease in accounts receivable and unbilled revenue and an increase in accrued expenses. The use of cash in operations in 2001 was due primarily to funding our net loss, partially offset by noncash charges for depreciation and amortization of stock-based compensation, goodwill and other intangibles.

         Our investing activities provided cash of $5.7 million and $4.3 million in the six months ended June 30, 2002 and 2001, respectively. In 2002, our investing activities generated $9.1 million in cash through net sales of investments, while using $2.1 million for the investment in Benu, $500,000 in additional advances under the line of credit to Online Benefits, Inc., and $755,000 for additions to equipment. In 2001, our investing activities provided cash of $6.5 million through net sales of investments while using $2.2 million for additions to equipment.

         Our financing activities provided cash of $332,000 and $113,000 in the six months ended June 30, 2002 and 2001, respectively. In 2002, cash flows from financing activities consisted of proceeds from the sale of stock through our employee stock purchase plan and through the exercise of stock options and warrants. In 2001, our financing activities consisted of proceeds from the exercise of stock options and warrants.

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

         The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investments at June 30, 2002 (in thousands):

                               2002         2003         2004         2005       Total
                            ---------    ---------    ---------    ---------    -------
Cash equivalents            $   4,768    $      --    $      --    $      --    $ 4,768
    Average interest rate         1.7%                                              1.7%

Short-term investments      $  11,746    $  16,876    $   7,416    $   1,097    $37,135
    Average interest rate         3.2%         3.2%         3.3%         4.2%       3.2%


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

         Through June 30, 2002, we have used the net offering proceeds for the following purposes in the approximate amounts set forth below (in millions):

Short-term investments                                               $  32.2
Acquisition of Arbor                                                    20.4
Acquisition of health and welfare assets of Howard Johnson              12.4
Equity investment                                                        2.1
Notes receivable                                                         1.3
Purchase of furniture and equipment                                     11.8
Working capital                                                         25.3
                                                                     -------
    Total                                                            $ 105.5

         In connection with our acquisition of Arbor, the eBenX President of Mid-Market, formerly President of Arbor, received approximately $11.4 million in his capacity as the majority shareholder of Arbor. Otherwise, none of the net proceeds were paid, directly or indirectly to (i) officers or directors of eBenX or its affialiates, (ii) persons owning 10% or more of our equity securities or
(iii) affiliates.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders in Minneapolis, Minnesota on May 23, 2002. Of the 20,038,141 shares outstanding as of the record date, 18,746,667 shares were present or represented by proxy at the meeting. The following actions were voted upon:

(a) A proposal to elect the directors listed in the table below to serve for a term ending upon the 2005 Annual Meeting of Stockholders or until their successors are elected and qualified. The directors were elected based upon the following vote totals:

          Director              Votes For      Votes Withheld
          -----------------  ---------------   --------------
          Mark W. Tierney       17,041,552        1,705,115
          John J. Davis         14,988,150        3,758,517

(b) A proposal for an amendment to the Company's 1999 Stock Incentive Plan to increase the number of shares authorized under the plan from 3,000,000 to 5,000,000. The proposal passed based upon the following vote totals:

             Votes For       Votes Against     Votes Abstain    Broker Non-Votes
           -------------    ---------------   ---------------   ----------------
             7,892,531         7,815,716          29,983            3,008,437


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

         10.5 Registration Rights Agreement, dated September 6, 2000 (relating to the registration rights of the previous shareholders of Arbor Administrative Services, Inc.) (incorporated by reference to Exhibit 10.15 of Registrant's Form 10-K, filed March 23, 2001).

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EBENX, INC.

Date:  August 14, 2002                 By /s/ Randall J. Schmidt
                                          -------------------------------------
                                          Randall J. Schmidt
                                          Chief Financial Officer and Secretary
                                          (principal financial officer)