Form 10-Q
period 2002-09-30
EBENX INC
filed 2002-11-14
CIK 1095825

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 1, 2002 there were 20,198,652 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                   EBENX, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002
                                      INDEX

                                                                           Page
                                                                           ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2002
             and December 31, 2001                                           1
         Condensed Consolidated Statements of Operations for the three-
             and nine-month periods ended September 30, 2002 and 2001        2
         Condensed Consolidated Statements of Cash Flows for the
             nine-month periods ended September 30, 2002 and 2001            3
         Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk         15
Item 4.  Controls and Procedures                                            15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16
Item 2.  Changes in Securities and Use of Proceeds                          16
Item 3.  Defaults Upon Senior Securities                                    16
Item 4.  Submission of Matters to a Vote of Security Holders                17
Item 5.  Other Information                                                  17
Item 6.  Exhibits and Reports on Form 8-K                                   17

                                   EBENX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                         September 30,    December 31,
                                                                             2002            2001
                                                                         -------------    ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                              $   4,682       $   3,324
    Short-term investments                                                    35,923          46,211
    Accounts receivable, net of allowance of $925 and $957                     7,435           7,868
    Unbilled revenue                                                           1,904           2,272
    Prepaid expenses and other                                                 1,706           1,937
                                                                           ---------       ---------
         Total current assets                                                 51,650          61,612

Property and equipment, net                                                    9,818          11,401
Loans receivable from employees                                                  514             540
Note receivable                                                                1,300             800
Equity investment                                                              2,067              --
Deposits                                                                         104             113
Goodwill and indefinite lived intangibles, net                                13,177          20,334
Contract and customer relationship intangibles, net                            6,960              --
                                                                           ---------       ---------
         Total assets                                                      $  85,590       $  94,800
                                                                           =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $     393       $     204
    Accrued compensation                                                       2,022           2,297
    Accrued expenses                                                           4,251           3,684
    Restructuring reserve                                                      2,812              --
    Client liability reserve                                                     438             670
    Deferred revenue                                                             267             109
                                                                           ---------       ---------
         Total current liabilities                                            10,183           6,964

Shareholders' equity:
    Common stock                                                                 202             199
    Additional paid-in capital                                               182,511         182,130
    Deferred stock-based compensation                                         (1,701)         (3,145)
    Accumulated other comprehensive income                                       280             204
    Retained deficit                                                        (105,885)        (91,552)
                                                                           ---------       ---------
         Total shareholders' equity                                           75,407          87,836
                                                                           ---------       ---------
                   Total liabilities and shareholders'
                     equity                                                $  85,590       $  94,800
                                                                           =========       =========

See accompanying notes to condensed consolidated financial statements.

                                   EBENX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                     Three Months Ended      Nine Months Ended
                                                                       September 30,           September 30,
                                                                    --------------------    --------------------
                                                                      2002        2001        2002        2001
                                                                    --------    --------    --------    --------
Net revenue                                                         $ 13,812    $  9,095    $ 37,275    $ 24,239
Cost of services (exclusive of stock-based compensation
  expense of $107 and $215 for the three months ended
  September 30, 2002 and 2001 and $344 and $705 for the nine
  months ended September 30, 2002 and 2001, respectively)              8,868       6,632      28,311      19,937
                                                                    --------    --------    --------    --------
     Gross profit                                                      4,944       2,463       8,964       4,302

Operating expenses:
  Selling, general and administrative (exclusive of stock- based compensation expense of $243 and $318 for the three months ended September 30, 2002 and 2001 and $747 and $944 for
     the nine months ended September 30,
     2002 and 2001, respectively)                                      3,433       4,065      10,803      11,725
  Research and development (exclusive of stock-based
     compensation expense of $60 and $111 for the three months
     ended September 30, 2002 and 2001 and $198 and $337 for the
     nine months ended September 30, 2002 and 2001, respectively)      1,818       2,213       5,844       6,612
  Amortization of stock-based compensation                               410         644       1,289       1,986
  Amortization of goodwill and other intangibles                         240       5,656         240      16,969
  Restructuring charge                                                    --          --       6,223          --

                                                                    --------    --------    --------    --------
     Total operating expenses                                          5,901      12,578      24,399      37,292
                                                                    --------    --------    --------    --------
Loss from operations                                                    (957)    (10,115)    (15,435)    (32,990)
Interest income and other, net                                           372         805       1,104       3,151
                                                                    --------    --------    --------    --------
Net loss                                                            $   (585)   $ (9,310)   $(14,331)   $(29,839)
                                                                    ========    ========    ========    ========
Net loss per share:
  Basic and diluted                                                 $  (0.03)   $  (0.47)   $  (0.72)   $  (1.53)
                                                                    ========    ========    ========    ========

Shares used in calculation of net loss per share:
  Basic and diluted                                                   20,119      19,632      19,912      19,485
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

                                      EBENX, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                (Amounts in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                       -----------------------
                                                         2002           2001
                                                       --------      ---------

Operating activities:
 Net loss                                              $(14,331)     $ (29,839)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation of property and equipment                  2,073          1,787
  Amortization of stock-based compensation,
   goodwill and other intangibles                         1,529         18,955
  Changes in operating assets and liabilities:
   Accounts receivable                                      425            (17)
   Other current assets                                     625          1,007
   Accounts payable                                         189            385
   Accrued expenses                                       1,130            670
   Restructuring reserve                                  2,799              -
   Client liability reserve                                (232)             -
   Deferred revenue                                         158            117
   Deposits                                                   9             (2)
                                                        -------      ---------
     Net cash used in operating activities               (5,626)        (6,937)

Investing activities:
 Additions to property and equipment                     (1,304)        (2,669)
 Purchases of investments                               (82,671)      (311,738)
 Sales of investments                                    93,035        322,923
 Advances on notes                                         (500)          (500)
 Cost of acquisition, net of cash acquired               (2,102)             -
 Advances to employees                                        -            (72)
                                                        -------      ---------
   Net cash provided by investing activities              6,458          7,944

Financing activities:
 Stock options and warrants exercised                       362            138
 Proceeds from issuance of common stock, net of costs       164            157
                                                       --------      ---------

   Net cash provided by financing activities                526            295

Net increase in cash and cash equivalents                 1,358          1,302

Cash and cash equivalents at beginning of period          3,324            764
                                                       --------      ---------

Cash and cash equivalents at end of period             $  4,682      $   2,066
                                                       ========      =========

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

Basis of Presentation

         The condensed consolidated financial statements included herein, except for the December 31, 2001 balance sheet which was extracted from the audited financial statements of December 31, 2001, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) that are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three- and nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ended December 31, 2002. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

2. Comprehensive Income

         Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive loss for the nine months ended September 30, 2002 consisted of unrealized gains on available-for-sale securities of $76,000, resulting in a total comprehensive loss of $14,255,000. The tax effects of these other comprehensive adjustments were not considered to be material.

3. Restructuring Charge

         In the first quarter of 2002, the Board of Directors approved plans to undertake restructuring and cost saving actions which included workforce reductions, vacating leased office space, asset disposals, and other costs related to re-engineering and restructuring business processes and operations. The Company completed these actions in the first quarter, and as a result, the Company recorded a restructuring expense of $6.2 million.

         The initial restructuring expenses described above and subsequent reductions to the related liability accounts included the following:

                                               Employee      Contractual
                                             Termination        Lease           Asset
(in thousands)                                Benefits       Obligations       Disposals    Other      Total
                                             -----------     -----------       ---------    -----     -------
Initial expense and accrual                    $1,004           $3,492           $ 813      $ 914     $ 6,223
Cash payments                                    (865)            (743)              -       (990)     (2,598)
Non-cash charges                                    -                -            (813)         -        (813)
                                               ------           ------           -----      -----     -------
Restructuring reserve, September 30, 2002      $  139           $2,749           $   -      $ (76)    $ 2,812
                                               ======           ======           =====      =====     =======

         Employee termination benefits in the first nine months included expenses related to the reduction of 34 personnel primarily through facility closures and consolidation of corporate administrative functions.

         Contractual lease obligations relate primarily to future contractual lease costs associated with vacating two floors at the Minneapolis headquarters location. The Company is actively seeking to sublease this space. The remaining estimated rent and operating expenses of $2.7 million relates to the contractual lease that will expire on July 31, 2005.

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

         The above acquisition was accounted for using the purchase method of accounting. An analysis completed by an independent third party during the third quarter allocated $7.2 million of the total purchase price to customer contracts and relationships. The remainder of the purchase price was allocated to goodwill and other indefinite lived intangibles. Customer contracts and relationship intangibles have an estimated useful life of 8 years and will be amortized over this useful life using the straight line method, beginning in the third quarter of 2002.

         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three- and nine-month periods ended September 30, 2002 and 2001, assuming the health and welfare assets of Howard Johnson had been acquired at the beginning of fiscal 2001:


(in thousands, except per share data)                Three months ended       Nine months ended
                                                        September 30,           September 30,
                                                     ------------------     ---------------------
                                                       2002      2001         2002         2001
                                                      -------   -------     --------     --------
Revenue                                               $13,812   $14,128     $ 37,275     $ 38,252
Loss from operations, excluding amortization
  of stock-based compensation, goodwill and other
  intangibles and restructuring charge                $  (307)  $(2,871)    $ (7,683)    $(12,289)
Net loss                                              $  (585)  $(8,470)    $(14,331)    $(28,405)
Basic and diluted net loss per share                  $ (0.03)  $ (0.43)    $  (0.72)    $  (1.46)

         The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the three- and nine-month periods ended September 30, 2001. They are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

         In February 2002, the Company entered into an agreement with Benu, Inc. (formerly known as "Emerge HealthCare, Inc."), a privately held Delaware corporation, to develop and deliver new employee choice and risk-adjusted pricing health and welfare benefit products. The Company is providing the technology and services to these new developing products and has licensed its proprietary platform to Benu, Inc. ("Benu"). Coincident with entering into the agreement, the Company also participated in the Series B preferred share equity offering of Benu and purchased shares representing less than 20% of the outstanding shares of Benu for approximately $2 million. This investment is carried at cost and recoverability of the carrying amount will be evaluated on a periodic basis.

5. Deferred stock-based compensation

         In connection with the granting of stock options to employees prior to the Company's initial public offering, the Company recorded deferred stock-based compensation of approximately $5.5 million in the year ended December 31, 1999. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date these stock options were granted. In connection with the acquisition of Arbor Administrative Services, Inc. ("Arbor") in September 2000, the Company recorded deferred stock-based compensation of $5.2 million. This amount represents the difference between the exercise price and the deemed fair value of the Company's common stock for accounting purposes on the date all outstanding unvested options and restricted stock of Arbor were converted to Company options and restricted stock. The deferred stock-based compensation is included as a component of stockholders' equity and is being amortized over the vesting period of the options. Amortization expense of approximately $410,000 and $644,000 was recognized in the three months ended September 30, 2002 and 2001, respectively. For the nine-month periods ending September 30, 2002 and 2001, approximately $1.3 million and $2 million of amortization expense was recognized, respectively.

6. Note Receivable

        In conjunction with the formation of a strategic alliance to develop, promote, distribute and support an integrated Web-based benefits administration and communications product for mid-sized employers, the Company entered into a joint development agreement and a related loan agreement on August 31, 2001, granting a line of credit of $1.5 million to Online Benefits, Inc. ("Online"), a privately held Delaware corporation. The outstanding principal balance under the line of credit bears interest at a rate of 8% per annum. Interest is due annually on the anniversary date of the loan agreement. On August 31, 2004, the third anniversary date of the loan agreement, payment of the lesser of the outstanding principal balance under the line of credit or the total gross revenues received by the strategic alliance through such date is due. If less than the entire principal balance under the line of credit is paid on August 31, 2004, then the lesser of the remaining principal balance or the total gross revenues of the strategic alliance for the preceding year is due on the next and each succeeding anniversary date of the loan agreement. Any remaining outstanding principal balance under the line of credit is due on

August 31, 2006. At September 30, 2002, $1.3 million has been loaned to Online and is outstanding under the line of credit. This amount is recorded as a note receivable. No additional advances were made under the line of credit during the third quarter of 2002.

         As a condition of the loan agreement, the Company received warrants to purchase common stock of Online at an exercise price of $1.644 per share. The warrants entitle the Company to purchase shares equal to 15% of the total advances on the line of credit, divided by the per share exercise price. The warrants expire August 31, 2006. Warrants for the purchase of 118,613 shares of common stock were outstanding at September 30, 2002.

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

         The effect of the change in accounting resulted in an increase to net income of $1.5 million for the quarter ended September 30, 2002 and $6 million for the nine months ended September 30, 2002. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and concluded there was no potential goodwill impairment for the Company at that date.

         The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and nine month periods ended September 30, 2002 and 2001, assuming no amortization of goodwill and other intangibles in 2001:


(in thousands, except per share data)     Three months ended       Nine months ended
                                             September 30,           September 30,
                                          ------------------     ---------------------
                                            2002      2001         2002         2001
                                           -------   -------     --------     --------
Reported net loss                          $  (585)  $(9,310)    $(14,331)    $(29,839)
  Add back: Goodwill amortization                -     5,656            -       16,969
                                           -------   -------     --------     --------
  Adjusted net loss                        $  (585)  $(3,654)    $(14,331)    $(12,870)
                                           =======   =======     ========     ========

Net loss per share:
  Reported net loss per share              $ (0.03)  $ (0.47)    $  (0.72)    $  (1.53)
  Goodwill amortization per share                -      0.29            -         0.87
                                           -------   -------     --------     --------
  Adjusted net loss per share              $ (0.03)  $ (0.18)    $  (0.72)    $  (0.66)
                                           =======   =======     ========     ========

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

9. Subsequent Events

         On November 4, 2002 the Company and SHPS, Inc. ("SHPS"), a private company, announced that they have entered into a definitive agreement to merge the Company into a wholly-owned subsidiary of SHPS. SHPS offers comprehensive HR and benefits administration and health management services to help employers, public sector enterprises, and health plans manage the administrative, clinical and financial aspects of benefits and health care delivery. The merged company will operate under the name SHPS and will be headquartered in Louisville, Kentucky.

         In the merger, the Company's shareholders will receive a cash payment of $4.85 for each share of the Company's common stock owned on the closing date. The merger is expected to close in the first quarter of 2003, subject to regulatory and shareholder approval. Details regarding the transaction will be included in a proxy statement to be filed with the SEC and mailed to all shareholders prior to a special shareholder's meeting to approve the transaction.

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

         On November 5, 2001, we acquired the health and welfare assets of Howard Johnson & Company, a wholly owned subsidiary of Merrill Lynch & Company, Inc., for a purchase price of $12.6 million, consisting of approximately $11.5 million in cash and the assumption of $1.1 million of liabilities. The acquisition was accounted for under the purchase method of accounting. Under this method, the purchase price is allocated to the assets acquired and liabilities assumed based on their determined fair market values. The assets acquired primarily consist of customer contracts and arrangements for the provision of health and welfare benefits administration services. An analysis completed by an independent third party during the third quarter allocated $7.2 million of the total purchase price to customer contracts and relationships. The remainder of the purchase price was allocated to goodwill and other indefinite lived intangibles. Customer contracts and relationship intangibles have an estimated useful life of 8 years and will be amortized over this useful life using the straight line method, beginning in the third quarter of 2002.

         On November 4, 2002 the Company and SHPS, Inc. ("SHPS"), a private company, announced that they have entered into a definitive agreement to merge the Company into a wholly-owned subsidiary of SHPS. SHPS offers comprehensive HR and benefits administration and health management services to help employers, public sector enterprises, and health plans manage the administrative, clinical and financial aspects of benefits and health care delivery. The merged company will operate under the name SHPS and will be headquartered in Louisville, Kentucky. In the merger, the Company's shareholders will receive a cash payment of $4.85 for each share of the Company's common stock owned on the closing date. The merger is expected to close in the first quarter of 2003, subject to regulatory and shareholder approval.

         Revenue is derived primarily from providing ongoing annual enrollment and health and welfare eligibility administration and premium billing and payment exchange services. Administrative services revenue typically is priced on a per employee per month basis with adjustments made to accommodate the number of health plans and other carriers required by the customer. We typically enter into multi-year contracts with our large employer customers and often provide fixed and variable fee structures to permit volume-adjusted pricing. Customers may purchase some or all of our services, and the customer relationship may evolve from utilizing consulting services to utilizing implementation and enrollment services and per employee-based administrative services.

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

         Since our inception, we have incurred losses. As of September 30, 2002, we had an accumulated deficit of $105.9 million. These losses and this accumulated deficit have resulted from the significant costs incurred in the development of our technology platform, the establishment of relationships with our customers, the development and maintenance of our customer and carrier interfaces, amortization of stock-based compensation and goodwill and other intangibles and a $30.4 million impairment charge to the carrying value of goodwill associated with the September 2000 acquisition of Arbor. Although we have experienced significant revenue growth in recent periods, our operating results for future periods are subject to numerous uncertainties and risks including, but not limited to, those risks and uncertainties discussed in our Annual Report on Form 10-K filed on March 28, 2002.

Results of Operations

         The following table sets forth for the periods indicated selected statement of operations data expressed as a percentage of net revenues.

                                                      Three months ended       Nine months ended
                                                         September 30,           September 30,
                                                      --------------------    -------------------
                                                       2002         2001       2002        2001
                                                      -------     --------    -------    --------
Net revenue                                            100.0%      100.0%     100.0%      100.0%
Cost of services                                        64.2        72.9       76.0        82.3
                                                      -------     --------    -------    --------
     Gross profit                                       35.8        27.1       24.0        17.7

Operating expenses:
   Selling, general and administrative                  24.9        44.7       29.0        48.4
   Research and development                             13.2        24.3       15.7        27.3
   Amortization of stock-based compensation              3.0         7.1        3.5         8.2
   Amortization of goodwill and other intangibles        1.7        62.2        0.6        70.0
   Restructuring charge                                    -           -       16.7           -
                                                      -------     --------    -------    --------
     Total operating expenses                           42.8       138.3       65.5       153.9
                                                      -------     --------    -------    --------
Loss from operations                                    (7.0)     (111.2)     (41.5)     (136.2)
Interest income and other, net                           2.7         8.9        3.0        13.0
                                                      -------     --------    -------    --------
Net loss                                               (4.3%)     (102.3%)    (38.5%)    (123.2%)
                                                      =======     ========    =======    ========

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

                                               September 30,
                                          -------------------------
                                            2002             2001
                                          ---------         -------

Enrollment                                  965,000         729,000
Net pending enrollment commitments          179,000         171,000
                                          ---------         -------
Enrollment plus commitments               1,144,000         900,000
                                          =========         =======


Comparison of the three months ended September 30, 2002 and 2001

         Net revenue. Net revenue for the three months ended September 30, 2002 increased to $13.8 million from $9.1 million for the same period in 2001, representing an increase of $4.7 million, or 51.9%. This increase was due primarily to additional revenue derived from the acquisition of the health and welfare clients of Howard Johnson in November 2001, and as a result of the new sales made during calendar year 2001 and 2002. This increase was partially offset by the discontinuance of services provided to Verizon Communications, Inc., lower implementation fees, and the termination of certain clients during 2002 and 2001, including several unprofitable clients during 2001.

         Cost of services. Cost of services for the three months ended September 30, 2002 increased to $8.9 million, from $6.6 million for the same period in 2001, representing an increase of $2.3 million, or 33.7%. The primary reason for this increase was additional service expense associated with the acquisition of the health and welfare clients of Howard Johnson. Cost of services, as a percentage of net revenues, decreased to 64.2% for the three months ended September 30, 2002 from 72.9% for the same period in 2001, primarily as a result of the acquisition of the health and welfare assets of Howard Johnson and actions taken during first quarter 2002 to become more efficient, consistent with the Company's plan to improve gross margins.

         Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2002 decreased to $3.4 million, from $4.1 million for the same period in 2001, representing a decrease of $0.7 million, or 15.5%. Selling, general and administrative expenses, as a percentage of net revenues, decreased to 24.9% for the three months ended September 30, 2002, from 44.7% for the same period in 2001, primarily as a result of increased revenues, strengthening bad debt reserves in 2001, and actions taken to hold firm or reduce certain SG&A expenditures from 2001 levels. These actions include the 2002 reductions to corporate headquarters office space and reductions to the general and administrative workforce. Management expects to continue to hold firm or reduce SG&A expenditures in the future. Recently, management took actions to streamline the management structure, resulting in the elimination of an officer position.

         Research and development. Research and development expenses for the three months ended September 30, 2002 decreased to $1.8 million, from $2.2 million for the same period in 2001, representing a decrease of $0.4 million, or 17.8%. This decrease was primarily due to a decrease in salaries resulting from workforce reductions and a decrease in contractor expenses. Research and development expenses, as a percentage of net revenues, decreased to 13.2% for the three months ended September 30, 2002, from 24.3% for the same period in 2001, primarily as a result of increased revenues, while holding firm or reducing certain R&D expenditures.

          Amortization of stock-based compensation. In connection with the granting of stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $410,000 in amortization expense related to the deferred stock-based compensation for the three months ended September 30, 2002, a decrease of 36.3% from the $644,000 recorded for the same period in 2001. This decrease will continue through future quarters as the calculation of the expense under SFAS 123 requires heavier weighting of the expense in the early years of the option's life. Amortization of deferred stock-based compensation will result in an additional $1.7 million of charges to operations through 2004.

         Amortization of goodwill and other intangibles. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment test. Other intangible assets will be amortized over their useful lives. The Company performed the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and concluded there was no potential impairment for the Company at that date.

         An analysis of the consideration paid for the acquisition of the health and welfare assets of Howard Johnson was completed by an independent third party during the third quarter. The analysis allocated $7.2 million of the total purchase price to customer contracts and relationships. The remainder of the purchase price was allocated to goodwill and other indefinite lived intangibles. Customer contracts and relationship intangibles have an estimated useful life of 8 years and will be amortized over this useful life using the straight line method. As such, the Company recorded amortization expense of $240,000 for the three months ended September 30, 2002.

         Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income decreased to $372,000 for the three months ended September 30, 2002, from $805,000 for the same period in 2001. The $433,000 decrease, or 53.8%, is primarily a result of the decrease in our short-term investment portfolio from the acquisition of the health and welfare assets of Howard Johnson, cash used in operations and for capital expenditures, as well as a decrease in the return on investment of the securities that are held in our short-term investment portfolio due to a general decline in interest rates.

Comparison of the nine months ended September 30, 2002 and 2001

         Net revenue. Net revenue for the nine months ended September 30, 2002 increased to approximately $37.3 million from $24.2 million for the same period in 2001, representing an increase of $13.1 million, or 53.8%. This increase was due primarily to additional revenue derived from the acquisition of the health and welfare clients of Howard Johnson in November 2001, and as a result of the new sales made during calendar year 2001 and 2002. This increase was partially offset by the discontinuance of the majority of services provided to Verizon Communications, Inc., lower implementation fees, and the termination of certain clients during 2002 and 2001, including several unprofitable clients during 2001.

         Cost of services. Cost of services for the nine months ended September 30, 2002 increased to $28.3 million, from $19.9 million for the same period in 2001, representing an increase of $8.4 million, or 42.0%. The primary reason for this increase was additional service expense associated with the acquisition of the health and welfare clients of Howard Johnson. Cost of services, as a percentage of net revenues, decreased to 76.0% for the nine months ended September 30, 2002 from 82.3% for the same period in 2001, primarily as a result of the acquisition of the health and welfare assets of Howard Johnson and actions taken during first quarter 2002 to become more efficient, consistent with the Company's plan to improve gross margins.

         Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased to $10.8 million from $11.7 million for the same period in 2001, representing a decrease of $0.9 million, or 7.9%. Selling, general and administrative expenses, as a percentage of net revenues, decreased to 29.0% for the nine months ended September 30, 2002, from 48.4% for the same period in 2001, primarily as a result of increased revenues, strengthening bad debt reserves in 2001, and actions taken to hold firm or reduce certain SG&A expenditures from 2001 levels. These actions include first quarter 2002 reductions to corporate headquarters office space and reductions to the general and administrative workforce which were partially offset by additional expenses associated with the acquisition of the health and welfare assets of Howard Johnson. Management expects to continue to hold firm or reduce SG&A expenditures in the future. Recently, management took actions to streamline the management structure, resulting in the elimination of an officer position.

         Research and development. Research and development expenses for the nine months ended September 30, 2002 decreased to $5.8 million, from $6.6 million for the same period in 2001, representing a decrease of $0.8 million, or 11.6%. This decrease was primarily due to a decrease in salaries resulting from workforce reductions and a decrease in contractor expenses. Research and development expenses, as a percentage of net revenues, decreased to 15.7% for the nine months ended September 30, 2002, from 27.3% for the same period in 2001, primarily as a result of increased revenues, while holding firm or reducing certain R&D expenditures.

          Amortization of stock-based compensation. In connection with the granting of stock options to employees prior to our initial public offering, we recorded deferred stock-based compensation in 1999, with an additional amount recorded in 2000 related to our acquisition of Arbor. We recorded $1.3 million in amortization expense related to the deferred stock-based compensation for the nine months ended September 30, 2002, a decrease of 35.1% from the $2 million recorded for the same period in 2001. This decrease will continue through future quarters as the calculation of the expense under SFAS 123 requires heavier weighting of the expense in the early years of the option's life. Amortization of deferred stock-based compensation will result in an additional $1.7 million of charges to operations through 2004.

         Restructuring charge. In the first quarter of 2002, the Board of Directors approved plans to undertake restructuring and cost saving actions which included workforce reductions, vacating leased office space, asset disposals, and other costs related to re-engineering and restructuring business processes and operations. The Company completed these actions in the first quarter, and as a result, the Company recorded a restructuring expense of $6.2 million.

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

         An analysis of the consideration paid for the acquisition of the health and welfare assets of Howard Johnson was completed by an independent third party during the third quarter. The analysis allocated $7.2 million of the total purchase price to customer contracts and relationships. The remainder of the purchase price was allocated to goodwill and other indefinite lived intangibles. Customer contracts and relationship intangibles have an estimated useful life of 8 years and will be amortized over this useful life using the straight line method, beginning in the third quarter of 2002. As such, the Company recorded amortization expense of $240,000 during the first nine months of 2002. During the first nine months of 2001, the Company recorded $17 million of amortization of goodwill and other intangibles.

         Interest income and other, net. Net interest income includes income earned from our invested cash and short-term securities and income earned from facilitating our customers' payments to their health plans. Net interest income decreased to $1.1 million for the nine months ended September 30, 2002, from $3.2 million for the same period in 2001. The $2.1 million decrease, or 65.0%, is primarily a result of the decrease in our short-term investment portfolio from the acquisition of the health and welfare assets of Howard Johnson, cash used in operations and for capital expenditures, as well as a decrease in the return on investment of the securities that are held in our short-term investment portfolio due to a general decline in interest rates.

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

         Significant balance sheet changes. Total assets decreased from $94.8 million as of December 31, 2001 to $85.6 million as of September 30, 2002, primarily as a result of decreases in cash and short-term investments, accounts receivable, unbilled revenue and property and equipment. An additional advance under a line of credit and an equity investment in Benu offset these decreases. The decrease in accounts receivable and unbilled revenue resulted from collections during the first nine months of 2002 of open enrollment fees, which were billed or accrued for our mid-market and former Howard Johnson clients during the fourth quarter of 2001. Property and equipment decreased as a result of depreciation and assets disposed of or written-off in connection with restructuring and cost saving actions taken in the first quarter of 2002.

         Total liabilities increased from $7 million as of December 31, 2001 to $10.2 million as of September 30, 2002, primarily as a result of $2.8 million of reserves held for restructuring and cost saving actions taken in the first quarter of 2002 and an increase in general operational accrued expenses.

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

         As of September 30, 2002, we had $40.6 million in short-term investments and cash and cash equivalents. Short-term investments plus cash and cash equivalents decreased by approximately $1.3 million and $8.9 million during the three months and nine months ended September 30, 2002, respectively. These reductions were due primarily to the use of cash in operations (including expenditures related to restructuring) and the investment in Benu. Short-term investments consisted primarily of commercial paper and corporate and government bonds. Cash equivalents consisted primarily of money market funds. Cash of $1.8 million has been restricted as collateral for a letter of credit.

         Our operating activities, which includes $2.6 million used for 2002 restructuring activities, used cash of $5.6 million in the nine months ended September 30, 2002 and $6.9 million for the same period in 2001. The use of cash in operations in 2002 was due primarily to funding our net loss and restructuring activities, offset by remaining restructuring reserves, noncash charges for depreciation and amortization of stock-based compensation, goodwill and other intangibles, a decrease in accounts receivable and unbilled revenue and an increase in accrued expenses. The use of cash in operations in 2001 was due primarily to funding our net loss, partially offset by noncash charges for depreciation and amortization of stock-based compensation, goodwill and other intangibles.

         Our investing activities provided cash of $6.5 million and $7.9 million in the nine months ended September 30, 2002 and 2001, respectively. In 2002, our investing activities generated $10.4 million in cash through net sales of investments, while using $2.1 million for the investment in Benu, $500,000 in additional advances under the line of credit to Online Benefits, Inc., and $1.3 million for additions to equipment. In 2001, our investing activities provided cash of $11.2 million through net sales of investments while using $2.7 million for additions to equipment and $500,000 for the initial advance under the line of credit.

         Our financing activities provided cash of $526,000 and $295,000 in the nine months ended September 30, 2002 and 2001, respectively. In 2002 and 2001, cash flows from financing activities consisted of proceeds from the sale of stock through our employee stock purchase plan and through the exercise of stock options and warrants.

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

         The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's investments at September 30, 2002 (in thousands):

                             2002       2003      2004      2005       Total
                            -------    -------   ------    ------     -------
Cash equivalents            $ 4,682    $     -   $    -    $    -     $ 4,682
   Average interest rate        1.8%                                      1.8%

Short-term investments      $10,904    $15,561   $6,970    $2,488     $35,923
   Average interest rate        2.5%       3.3%     3.2%      3.5%        3.0%


Exchange Rate and Commodity Price Sensitivity

         We do not conduct business outside of the United States and do not invest in foreign instruments or commodities and, therefore, have no direct exposure related to either foreign currency exchange rate fluctuation or commodity price fluctuation.

Item 4.  Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our internal controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II

Item 1.  Legal Proceedings

         A class action lawsuit was filed on October 25, 2001 on behalf of purchasers of the securities of the Company between December 9, 1999 and December 6, 2000, inclusive. The lawsuit was filed in United States District Court, Southern District of New York, against the Company, BancBoston Robertson Stephens, Inc., Warburg Dillon Read LLC, Thomas Weisel Partners LLC, and eBenX Chairman, Mark W. Tierney, Chief Executive Officer, John J. Davis, and our former Executive Vice President & General Manager - Corporate Solutions, Scott
P. Halstead. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that the Company's prospectus, filed in connection with the Company's initial public offering, was materially false and misleading because it failed to disclose certain commissions and agreements between the aforementioned parties and certain investors and customers. The complaint seeks unspecified damages plus attorneys' fees and rescission. The Company intends to vigorously defend against this lawsuit.

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

         Through September 30, 2002, we have used the net offering proceeds for the following purposes in the approximate amounts set forth below (in millions):

         Short-term investments                                       $ 30.7
         Acquisition of Arbor                                           20.4
         Acquisition of health and welfare assets of Howard Johnson     12.4
         Equity investment in Benu, Inc.                                 2.1
         Advances to and Notes receivable from Online Benefits, Inc.     1.3
         Purchase of furniture and equipment                            12.3
         Working capital used in Operations                             26.3
                                                                      ------
                            Total                                     $105.5

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         On November 4, 2002 the Company and SHPS, Inc. ("SHPS"), a private company, announced that they have entered into a definitive agreement to merge the companies. SHPS offers comprehensive HR and benefits administration and health management services to help employers, public sector enterprises, and health plans manage the administrative, clinical and financial aspects of benefits and health care delivery. The merged company will operate under the name SHPS and will be headquartered in Louisville, Kentucky.

         In the merger, the Company's shareholders will receive a cash payment of $4.85 for each share of the Company's common stock owned on the closing date. The merger is expected to close in the first quarter of 2003, subject to regulatory and shareholder approval.

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

         10.2 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of Registrant's Registration Statement on Form S-8, Registration Number 333-94081).

         10.3 eBenX, Inc./Arbor Administrative Services, Inc. 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K, filed March 23, 2001).

         10.4 Registration Rights Agreement, dated September 6, 2000 (relating to the registration rights of the previous shareholders of Arbor Administrative Services, Inc.) (incorporated by reference to Exhibit 10.15 of Registrant's Form 10-K, filed March 23, 2001).

         10.5     Amended and Restated 1999 Stock Incentive Plan.

         10.6 Separation Agreement and Release by and between the Company and Scott Halstead, effective October 5, 2002.

(b)      Reports on Form 8-K

         On August 14, 2002, the Company filed a Current Report on Form 8-K in connection with the filing of the Quarterly Report on Form 10-Q of the Company, which reported that John J. Davis, Chief Executive Officer, and Randall J. Schmidt, Chief Financial Officer, each filed with the Securities and Exchange Commission the certification required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EBENX INC.

Date:  November 14, 2002              By /s/ Randall J. Schmidt
                                         -------------------------------------
                                         Randall J. Schmidt
                                         Chief Financial Officer and Secretary
                                         (principal financial officer)

                                 CERTIFICATIONS

I, John J. Davis, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of eBenX, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                 By /s/ John J. Davis
                                            ------------------------------------
                                            John J. Davis
                                            Chief Executive Officer

I, Randall J. Schmidt, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of eBenX, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                 By /s/ Randall J. Schmidt
                                            ----------------------------------
                                            Randall J. Schmidt
                                            Chief Financial Officer